Form 10-Q
period 1998-06-27
ELGAR HOLDINGS INC
filed 1998-09-11
CIK 1061976

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

(MARK ONE)

  |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
            For the quarterly period ended June 27, 1998

                                  OR
   _
  |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                to
                                  --------------    -------------

                       COMMISSION FILE NUMBER 1-333-55797

                                    ---------

                              ELGAR HOLDINGS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 Delaware                                51-0373329
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)

           9250 BROWN DEER ROAD
           SAN DIEGO, CALIFORNIA                              92121
           (Address of Principal                            (Zip Code)
            Executive Offices)

       Registrant's telephone number, including area code: (619) 450-0085

                                    ---------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.         Yes  X    No
                                                              ---      ---

     As of September 10, 1998, the number of shares outstanding of the Registrant's Common Stock was 2,300,000.

                              ELGAR HOLDINGS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                             PAGE
PART I    FINANCIAL INFORMATION                                                             NUMBER
------    ---------------------                                                             ------
Item 1    Consolidated Financial Statements

              Consolidated Statements of Operations for the three months ended June 28, 1997 (unaudited) and
                June 27, 1998  (unaudited)                                                    3

              Consolidated Balance Sheets as of March 28, 1998 and  June 27,
                1998 (unaudited)                                                              4

              Consolidated Statements of Cash Flows for the three months ended June 28, 1997 (unaudited) and
                June 27, 1998  (unaudited)                                                    5

          Notes to Consolidated Financial Statements (unaudited)                              6

  Item 2  Management's Discussion and Analysis of Financial Condition  and
            Results of Operations                                                             14

PART II   OTHER INFORMATION
-------   -----------------

Item 6    Exhibits and Reports on Form 8-K                                                    18


                      ELGAR HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                 For the Three Months
                                                                                         Ended
                                                                             -------------------------------
                                                                             June 28,               June 27,
                                                                               1997                   1998
                                                                             --------               --------
  Net sales...................................................                $13,019                $17,176
  Cost of sales...............................................                  7,056                  8,907
                                                                              -------                -------
    Gross profit..............................................                  5,963                  8,269
  Selling, general and administrative expense.................                  2,199                  2,821
  Research and development and engineering expenses...........                  1,203                  1,673
  Amortization expense........................................                    328                    421
                                                                              -------                -------
    Operating income..........................................                  2,233                  3,354
  Interest expense, net.......................................                    386                  2,442
                                                                              -------                -------
  Income before income tax provision..........................                  1,848                    912
  Income tax provision........................................                    874                    531
                                                                              -------                -------
    Net income................................................                 $  973                $   381
                                                                              -------                -------
                                                                              -------                -------


         THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE
                 AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                      ELGAR HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                                                      June 27,
                                                                                             MARCH 28,                  1998
                                                                                                1998                 (unaudited)
                                                                                             ---------               -----------
                                     ASSETS
CURRENT ASSETS

  Cash and cash equivalents                                                                   $   2,666               $   7,709
  Accounts receivable, net of allowance for doubtful accounts of
     $197 and $198, respectively                                                                  6,453                   7,111
  Inventories                                                                                     8,305                   8,514
  Deferred tax assets                                                                             1,098                   1,167
  Prepaids and other                                                                                373                     280
                                                                                               --------                --------
      Total current assets                                                                       18,895                  24,781
PROPERTY, PLANT AND EQUIPMENT, at cost, net of  accumulated
   depreciation and amortization of $1,643 and $2,319,                                            2,952                   2,938
   respectively
INTANGIBLE ASSETS, net of accumulated amortization of
   $2,711 and $3,285, respectively                                                               22,412                  39,143
DEFERRED TAX ASSETS, net of current portion                                                         653                     653
                                                                                               --------                --------
                                                                                               $ 44,912                $ 67,515
                                                                                               --------                --------
                                                                                               --------                --------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

  Accounts payable                                                                            $   3,068               $   3,026
  Accrued liabilities                                                                             4,801                   7,704
  Current portion of long-term debt                                                                --                     2,000
  Current portion of capital lease obligations                                                       17                      14
                                                                                               --------                --------
      Total current liabilities                                                                   7,886                  12,744
CAPITAL LEASE OBLIGATIONS, net of current portion                                                    19                      15
LONG-TERM DEBT, net of current portion                                                           90,000                 103,000
                                                                                               --------                --------
         Total liabilities                                                                       97,905
                                                                                               --------                --------
                                                                                                                        115,759
SERIES A 10% CUMULATIVE REDEEMABLE PREFERRED STOCK, no par value,
   20,000 shares authorized; 10,000 shares issued and  outstanding in 1998                        8,478                   8,772
                                                                                               --------                --------
STOCKHOLDERS' EQUITY (DEFICIT):
  Series B 6% Cumulative Convertible Preferred Stock, no par value,
     0 and 5,000 shares authorized, issued and outstanding on
     March 28, 1998  and June 27, 1998, respectively                                               --                     5,000
  Common stock, $.01 par value, 5,000,000 shares authorized;
     2,300,000 shares issued and outstanding                                                        23                      23
  Additional paid-in capital                                                                   (67,926)                (68,558)
  Retained earnings                                                                               6,432                   6,519
                                                                                               --------                --------
                                                                                               (61,471)                (57,016)
                                                                                               --------                --------
                                                                                               $ 44,912                $ 67,515
                                                                                               --------                --------
                                                                                               --------                --------

         THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE
                 AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                      ELGAR HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                       FOR THE THREE MONTHS ENDED
                                                                                    ---------------------------------
                                                                                      JUNE 28,                June 27,
                                                                                        1997                    1998
                                                                                    -----------              ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                           $   973                 $   381
  Adjustments to reconcile net income to net cash provided by operating activities:
        Amortization of intangibles                                                        328                     421
        Amortization of deferred loan costs                                                 44                     152
        Depreciation and amortization on property, plant and equipment                     201                     235
        (Increases) decreases in assets:
         Accounts receivable                                                              (462)                    631
         Inventories                                                                    (1,013)                    956
         Prepaids and other                                                                (63)                    162
        Increases (decreases) in liabilities:
         Accounts payable                                                                 (175)                   (648)
         Accrued liabilities                                                              (225)                   (817)
         Income taxes payable                                                              867                     513
         Interest payable                                                                   --                   2,296
                                                                                       -------                 -------
             Net cash provided by operating activities                                     476                   4,282
                                                                                       -------                 -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                              (107)                   (120)
  Acquisition of Power Ten, net of cash acquired                                            --                 (17,266)
  Non-compete agreements                                                                    --                    (240)
                                                                                       -------                 -------
             Net cash used in investing activities                                        (107)                (17,626)
                                                                                       -------                 -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from preferred stock issuance                                                    --                   5,000
  Proceeds from bank borrowings                                                             --                  15,000
  Deferred financing costs                                                                  --                    (974)
  Repayments on debt                                                                    (1,034)                     --
  Payments under capital leases                                                            (10)                     (7)
  Recapitalization consideration                                                            --                    (632)
                                                                                       -------                 -------
             Net cash provided by (used in) financing activities                        (1,044)                 18,387
                                                                                       -------                 -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (676)                  5,043
CASH AND CASH EQUIVALENTS, beginning of period                                             691                   2,666
                                                                                       -------                 -------
CASH AND CASH EQUIVALENTS, end of period                                               $    15                 $ 7,709
                                                                                       -------                 -------
                                                                                       -------                 -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                                $  321                  $   10
  Cash paid for income taxes                                                                 7                      25

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Preferred stock dividend-in-kind                                                      $  --                  $   253
  Accretion of discount on preferred stock                                                 --                       42


         THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE
                 AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                              ELGAR HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INCORPORATION AND COMPANY OPERATIONS

         Elgar Holdings, Inc., a Delaware corporation (the "Company") (formerly known as Carlyle-EEC Holdings, Inc.), manufactures and sells programmable power supply units through its wholly owned subsidiary, Elgar Electronics Corporation, to commercial and defense entities as well as to governmental agencies. The Company's primary sales are within the United States and Europe.

         The Company was incorporated on March 27, 1996 and had no operations from that date to April 3, 1996. On April 3, 1996, the Company acquired all of the outstanding common stock of Elgar Electronics Corporation, a California corporation (the "Predecessor" or "Elgar").

         On January 2, 1998, the Company entered into an Agreement and Plan of Merger (the "Recapitalization Agreement") pursuant to which the Company was recapitalized (the "Recapitalization"). Pursuant to the Recapitalization Agreement, all shares of the Company's common stock, other than those retained by certain members of management and certain other shareholders (the "Continuing Shareholders"), were converted into the right to receive cash based upon a formula. The Continuing Shareholders agreed to retain approximately 15% of the common equity of the Company. In order to finance the Recapitalization, the Company (i) issued $90 million of senior notes in a debt offering, (ii) received $19 million in cash from an investor group for common stock and (iii) received $10 million in cash for the issuance of redeemable preferred stock. In connection with the Recapitalization, the Company changed its name to Elgar Holdings, Inc. Elgar, as borrower, and the Company, as guarantor, also entered into a new $15 million revolving credit facility. Loans under the new facility are secured by substantially all of the Company's assets and are guaranteed by the Company and secured by a pledge of all the outstanding capital stock of Elgar. The credit agreement governing the facility contains customary financial covenants and defined events of default.

         On May 29, 1998, pursuant to a Stock Purchase Agreement dated as of May 5, 1998, Elgar acquired all of the issued and outstanding shares of common stock of Power Ten for $17.8 million cash. The acquisition has been accounted for as a purchase. In connection with the acquisition, Elgar entered into non-compete agreements with the two former stockholders of Power Ten who are currently members of Power Ten's management team. At closing, Elgar paid each former stockholder $120,000 as consideration for their agreement not to compete. The acquisition was financed by the issuance of 5,000 shares of Series B Convertible Preferred Stock for $5 million in cash and borrowings of $15 million under the amended credit facility (see Note 3). In connection with the Power Ten acquisition and the financing thereof, Elgar recorded approximately $16.1 million of goodwill (representing the excess of purchase price over the net assets acquired) and approximately $0.9 million of deferred financing costs, both of which are included in intangible assets as of June 27, 1998.

          Unaudited condensed pro-forma operating results for the three-month period ended June 28, 1997 and June 27, 1998, assuming the Recapitalization and the Power Ten acquisition occurred on March 30, 1997 and March 29, 1998, respectively, and also assuming a 40% statutory tax rate, are as follows (in thousands):

                                                                              THREE MONTHS ENDED
                                                                      --------------------------------
                                                                       JUNE 28,               June 27,
                                                                         1997                   1998
                                                                      ----------             ---------
Net sales.....................................................         $13,019                $17,176
Cost of sales.................................................           7,056                  8,907
                                                                       -------                -------
     Gross profit.............................................           5,963                  8,269
Selling, general and administrative expense...................           2,253                  2,821
Research and development and engineering expense..............           1,203                  1,673
Amortization expense..........................................             652                    637
                                                                       -------                -------
     Operating income.........................................           1,855                  3,138
Interest expense, net.........................................           2,740                  2,665
                                                                       -------                -------
     Income (loss) before income tax provision (benefit)......            (885)                   473
Income tax provision (benefit)................................             (90)                   442
                                                                       -------                -------
Net income (loss).............................................         $  (795)               $    31
                                                                       -------                -------
                                                                       -------                -------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION/BASIS OF PRESENTATION

         The accompanying consolidated financial statements as of and for the three months ended June 27, 1998 include the accounts of the Company and its wholly owned subsidiary, Elgar, and the accounts of Elgar's wholly owned subsidiary, Power Ten, from the date of Power Ten's acquisition on May 29, 1998. All significant intercompany accounts and transactions have been eliminated. The accompanying financial statements for the three months ended June 28, 1997 include only the accounts of Elgar. These financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q. These financial statements have not been examined by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial condition, results of operations and cash flows for such periods.

   INTERIM ACCOUNTING PERIODS

         The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending the Saturday closest to March 31. Interim periods include 13 or 14 weeks ending the last Saturday in the quarter.

   CASH EQUIVALENTS

     Cash equivalents at March 28, 1998 and June 27, 1998 consist of cash held in a money market account.

    INVENTORIES

         Inventories, which include materials, direct labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and are comprised of the following (in thousands):

                                                                       MARCH 28,              June 27,
                                                                         1997                   1998
                                                                     ------------           ------------
Raw materials.................................................           $3,745                 $3,736
Work-in-process...............................................            3,677                  3,370
Finished goods................................................              883                  1,408
                                                                         ------                 ------
     Total....................................................           $8,305                 $8,514
                                                                         ------                 ------
                                                                         ------                 ------

   PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is recorded at cost. Depreciation of property, plant and equipment is provided using the straight-line method over the estimated useful lives of the related assets.

   INTANGIBLE ASSETS

         As of March 28, 1998, intangible assets represent the excess of purchase price over net book value of assets acquired in connection with the Company's acquisition of Elgar (approximately $19.7 million) and certain financing costs incurred in the Recapitalization. As of June 27, 1998, intangible assets also include agreements not to compete ($240,000), the excess of purchase price over net assets acquired in connection with the acquisition of Power Ten (approximately $16.1 million) and deferred financing costs (approximately $0.9 million). The components of intangible assets are being amortized on a straight-line basis over their estimated useful lives ranging from 5 to 15 years.

         The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated useful lives of these assets. The criteria used for these evaluations include management's estimate of the assets' continuing ability to generate income from operations and positive cash flows in future periods as well as the strategic significance of the intangible assets to the Company's business activity.

   INCOME TAXES

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires the use of the liability method in providing for income taxes. Current income tax expense is the amount of income taxes expected to be payable in the current year.

   REVENUE RECOGNITION

         The Company recognizes revenue when goods are shipped to the customer, net of sales returns.

   USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   CONCENTRATION OF CREDIT RISK

         In the quarter ended June 27, 1998, sales to three customers accounted for approximately 18%, 15% and 15% of the Company's net sales. In the quarter ended June 28, 1997, sales to two customers accounted for approximately 23% and 17% of the Company's net sales. No other customers individually represented more than 10% of net sales in the first quarter of fiscal 1999 or fiscal 1998. The Company performs ongoing credit evaluation of its customers' financial condition. The Company maintains reserves for potential credit losses.

   RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 requires reporting certain information about operating segments in annual and interim-period financial statements. The Company adopted SFAS No. 130 on March 29, 1998, the effect of which was immaterial to the consolidated financial statements. The Company plans to adopt SFAS No. 131 during its fiscal year ended April 3, 1999.

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and for Hedging Activities." SFAS No. 133 requires that all derivatives be recorded on the balance sheet as an asset or liability measured at its fair value with changes in fair value recognized currently in earnings unless hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999; however, a company may implement the provisions of SFAS No. 133 as of the beginning of any fiscal quarter after June 16, 1998. The Company has not yet determined what impact, if any, the adoption of SFAS No. 133 will have on the Company's consolidated financial statements, results of operations or related disclosures thereto.

3. LONG-TERM DEBT AND REVOLVING LINE OF CREDIT

   SENIOR NOTES

         In connection with the Recapitalization (see Note 1), all outstanding borrowings under the then existing revolving line of credit agreement and term loans payable to a bank aggregating approximately $10.9 million were repaid and, concurrently, the Company issued $90 million of Senior Notes and entered into a new credit facility with a bank.

         The Senior Notes bear interest at a rate of 9.875% per annum and mature on February 1, 2008. Interest on the Senior Notes is payable semi-annually, commencing on August 1, 1998.

         At any time on or before February 1, 2003, the Company may redeem up to 35% in aggregate principal amount of (i) the initial aggregate principal amount of the Senior Notes and (ii) the initial principal amount of any additional notes issued under the indent ure after the issue date, on one or more occasions, with the net cash proceeds of one or more public equity offerings at a redemption price of 109.875% of the principal amount thereof, plus accrued and unpaid interest thereon to the redemption date, provided that at least 65% of the sum of (i) the initial aggregate principal amount of the Senior Notes and (ii) the initial aggregate principal amount of additional notes remain outstanding immediately after redemption. The Senior Notes are redeemable by the Company at stated redemption prices beginning in February 2003.

         The Senior Notes are general unsecured obligations of the Company and rank senior to all existing and future subordinated indebtedness of the Company. The obligations of the Company as a guarantor of Elgar's obligations under the bank credit facility are secured by substantially all of the assets of the Company. Accordingly, such secured indebtedness effectively ranks senior to the Senior Notes to the extent of such assets.

         The Senior Notes restrict, among other things, the Company's ability to incur additional indebtedness, pay dividends or make certain other restricted payments, incur liens, sell preferred stock of subsidiaries, apply net proceeds from certain asset sales, merge or consolidate with any other person, sell, assign, transfer, lease, convey or otherwise dispose of substantially all of the assets of the Company or enter into certain transactions with affiliates. The Senior Notes are fully and unconditionally guaranteed by Elgar and Power Ten. The only direct or indirect subsidiary of the Company that is not a guarantor of the Senior Notes is insignificant to the consolidated financial statements. In management's opinion, separate financial statements of the guarantors have not been presented as they would not be material to investors.

         The Senior Notes were issued on February 3, 1998. As such, the Company believes the fair value of the Senior Notes approximates the carrying value of such debt at March 28, 1998 and June 27, 1998.

   CREDIT FACILITY

         In connection with Recapitalization, Elgar, as borrower, and the Company, as guarantor, entered into a Loan and Security Agreement with a bank to provide Elgar with a $15 million revolving credit facility which matures on February 3, 2003. No amounts were outstanding under this credit facility as of March 28, 1998 and June 27, 1998, respectively.

         On May 29, 1998, in connection with the acquisition of Power Ten (see Note 1), the Company amended its credit agreement with the bank to, among other things, increase the available borrowings thereunder to $30 million by including a $15 million term facility and reconfirming the revolving facility discussed above. The proceeds of the term facility of $15 million were used to finance a portion of the Power Ten acquisition.

         Elgar's indebtedness under the agreement is secured by a first priority security interest in substantially all of the Company's assets, including the assets of Elgar and Power Ten.

         Indebtedness under the agreement bears interest at a floating rate of interest equal to, at Elgar's option, the Eurodollar rate for one, two, three or six months, plus 2.75%, or the bank's prime rate plus a margin of 1.75%.

         Advances under the agreement are limited to the lesser of (a) $15 million and (b)(i) 85% of eligible accounts receivable plus (ii) 60% of eligible inventory minus (iii) the aggregate amount of all undrawn letters of credit issued under the Credit Facility plus the aggregate amount of any unreimbursed drawings under any outstanding letters of credit.

         The credit agreement contains restrictions on the incurrence of debt, the sale of assets, mergers, acquisitions and other business combinations, voluntary prepayment of other debt of the Company, transactions with affiliates, repurchase or redemption of stock from stockholders, and various financial covenants, including covenants requiring the maintenance of fixed charge coverage, and maximum debt to earnings, before interest, taxes, depreciation and amortization (EBITDA) ratios and minimum consoli dated EBITDA. As of March 28, 1998 and June 27, 1998, the Company was in compliance with all required covenants under the credit facility.

4. PREFERRED STOCK

   REDEEMABLE PREFERRED STOCK

         In connection with the Recapitalization, the Company issued 10,000 shares of redeemable preferred stock, designated as Series A 10% Cumulative Redeemable Preferred Stock, for cash proceeds of $10 million. In connection with such issuance, the Company also issued to the purchasers warrants to purchase 353,744 shares of the Company's common stock. A value of $1.7 million has been attributed to the warrants. The $1.7 million warrant value is included in additional paid-in-capital as of March 28, 1999.

         Dividends are payable to the holders of the redeemable preferred stock at the annual rate per share of 10% times the sum of $1,000 and accrued but unpaid dividends. Dividends shall be payable at the rate per share of
0.10 shares of redeemable preferred stock through January 31, 2001, and in cash on and after April 30, 2001. Dividends are payable quarterly on January 31, April 30, July 31, and October 31 of each year, commencing April 30, 1998. Dividends shall be fully cumulative and shall accrue on a quarterly basis.

         If the cash dividends payable on the redeemable preferred stock shall have been in arrears and unpaid for four or more successive dividend payment dates, then until the date on which all such dividends in arrears are paid in full, dividends shall accrue and be payable to the holders at the annual rate of 12% times the sum of $1,000 per share and accrued but unpaid dividends thereon. Upon payment in full of all dividends in arrears, cash dividends will thereafter be payable at the 10% annual rate set forth above. There were no dividends in arrears as of March 28, 1998 or June 27, 1998.

         Holders of shares of redeemable preferred stock shall be entitled to receive the stated liquidation value of $1,000 per share, plus an amount per share equal to any dividends accrued but unpaid, in the event of any liquidation or dissolution of the Company. After payment of the full amount of the liquidation preference, holders of shares of redeemable preferred stock will not be entitled to any further participation in any distribution of assets of the Company.

         The Company may, at its option, redeem at any time, all or any part of the shares of the redeemable preferred stock at a redemption price per share equal to 100% of the liquidation preference on the date of redemption. On August 3, 2008, the Company shall redeem any and all outstanding shares of redeemable preferred stock at a redemption price per share equal to 100% of the liquidation preference on the date of redemption.

         Upon the occurrence of a change in control (as defined), the redeemable preferred stock shall be redeemable at the option of the holders, at a redemption price per share equal to 100% of the liquidation preference.

         The holders of shares of redeemable preferred stock shall not be entitled to any voting rights. However, without the consent of the holders of at least 85% of the outstanding shares of redeemable preferred stock, the Company may not change the powers or preferences of the redeemable preferred stock, create, authorize or issue any shares of capital stock ranking senior to or on a parity with the redeemable preferred stock or create, authorize or issue any shares of capital stock constituting junior securities, unless such junior securities are subordinate in right of payment to the redeemable preferred stock.

         If any amount of cash dividends payable on the redeemable preferred stock shall have been in arrears and unpaid for four or more successive dividend payment dates, then the number of directors constituting the board of directors shall increase, as defined, and the holders of the redeemable preferred stock shall have the right to elect the newly-created directors.

         If the Company fails to redeem shares of redeemable preferred stock in accordance with the mandatory redemption provisions described above, then the number of directors constituting the Board of Directors shall increase, as defined, and the holders of the redeemable preferred stock shall have the right to elect directors to fill the newly-created directorships.

   CONVERTIBLE PREFERRED STOCK

         In connection with the acquisition of Power Ten (see Note 1), the Company issued 5,000 shares Convertible Preferred Stock, designated as Series B Convertible Preferred Stock, for cash proceeds of $5 million.

         Dividends are payable to the holders of the convertible preferred stock at the annual rate per share of 6% times the sum of $1,000 and accrued but unpaid dividends. Dividends shall be payable semi- annually on April 30 and October 31 of each year, commencing October 31, 1998, when and if declared by the Board of Directors out of funds legally available therefor.

         Holders of shares of convertible preferred stock shall be entitled to receive the stated liquidation value of $1,000 per share, plus an amount per share equal to any dividends accrued but unpaid without interest, in the event of any liquidation or dissolution of the Company. After payment of the full amount of the liquidation preference, holders of shares of convertible preferred stock will not be entitled to any further participation in any distribution of assets of the Company.

         Holders of shares of convertible preferred stock will have the right, at such holder's option, at any time following a Triggering Event (as defined), to convert all or a portion of such shares into the Company's common stock, excluding accrued dividends, at the conversion price of $10.00 per share, subject to adjustments pursuant to certain anti-dilution provisions.

         The Company may, at its option, redeem at any time, all or any part of the shares of the redeemable preferred stock at a redemption price per share equal to 100% of the liquidation preference on the date of redemption.

         Upon the occurrence of a change in control (as defined), the convertible preferred stock shall be redeemable at the option of the holders, at a redemption price per share equal to 100% of the liquidation preference on the date of redemption, including dividends accrued as defined.

         The holders of shares of convertible preferred stock shall not be entitled to any voting rights. However, without the consent of the holders of at least 51% of the outstanding shares of convertible preferred stock, the Company may not amend its Certificate of Incorporation in any way what would adversely alter or change the powers, preferences or special rights of the convertible preferred stock.

 5. COMMON STOCK

         On February 3, 1998, immediately prior to the Recapitalization, the Company effected a 9,340 to 1 stock split of the common stock to be distributed in the form of a stock dividend and an increase in the number of shares authorized from 1,000 to 9,340,000 shares. As a result of this action, 9,339,000 shares were issued to shareholders of record on February 3, 1998. All references throughout the accompanying consolidated financial statements to the number of shares of the Company's common stock and earnings per share have been restated to reflect the effect of the stock split. In connection with the Recapitalization, the number of authorized shares of common stock was reduced to 5,000,000 shares.

         At March 28, 1998 and June 27, 1998, a total of 353,744 shares of common stock were reserved for issuance for the exercise of warrants at the initial exercise price of $5.00 per share to the holders of the preferred stock. The exercise price and number of warrant shares are both subject to adjustment in certain events.

6. INTEREST RATE SWAP

         On June 22, 1998, the Company entered into an interest rate swap agreement with a bank with a notional amount of $7.5 million. Under the swap agreement, the Company is required to pay a fixed rate of 5.83% on each March 24, June 24, September 24 and December 24, commencing on September 24, 1998. The swap agreement terminates on June 25, 2001. The Company will receive a floating rate based on the three-month London Interbank Offering Rate (LIBOR) on the same dates as described above. As of June 27, 1998, the Company has included interest expense in connection with the swap agreement in accrued liabilities in the accompanying consolidated balance sheet.

7. SUBSEQUENT EVENTS

         On July 14, 1998, the Board of Directors adopted the Elgar Holdings, Inc. 1998 Stock Option Plan (the "Option Plan"). The maximum number of shares of common stock that may be issued pursuant to awards granted under the Option Plan is 265,374. On the same date, the Board of Directors authorized the grant of options to purchase 226,000 shares of common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto for Elgar Holdings, Inc. (the "Company") included elsewhere in this Quarterly Report on Form 10-Q.

         The Company's wholly owned subsidiary, Elgar Electronics Corporation ("Elgar"), acquired Power Ten on May 29, 1998, for approximately $17,800,000 in cash. Power Ten's results of operations are included in the Company's results of operations from the acquisition date.

         This Report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. The words "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company, with respect to future events and are subject to certain risks, uncertainties and assumptions, that could cause actual results to differ materially from those expressed in any forward-looking statement, including, without limitation: competition from other manufacturers in the Company's industry, loss of key employees, general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

RESULTS OF OPERATIONS

         The following table sets forth certain income statement information for the Company as a percentage of net sales for the three-month periods ended June 28, 1997 and June 27, 1998, with the results of Power Ten included from its date of acquisition on May 29, 1998:

                                                                                   Three Months Ended
                                                                           -----------------------------------
                                                                           June 28, 1997         June 27, 1998
                                                                           -------------         -------------
  Net sales...................................................                  100.0%                 100.0%
  Cost of sales...............................................                   53.8                   51.7
    Gross profit..............................................                   46.2                   48.3
  Selling, general and administrative expense.................                   16.9                   16.3
  Research and development and engineering expenses...........                    9.2                    9.9
  Amortization expense........................................                    2.3                    2.3
                                                                                -----                  -----
    Operating income..........................................                   16.9%                  19.8%
                                                                                -----                  -----
                                                                                -----                  -----

COMPARISON OF THE THREE MONTHS ENDED JUNE 27, 1998 VERSUS THE THREE MONTHS ENDED
   JUNE 28, 1997 FOR ELGAR HOLDINGS, INC.

         NET SALES. Net sales for the quarter June 27, 1998 were $17.2 million, an increase of $4.2 million, or 32.3%, from net sales of $13.0 million for the quarter June 28, 1997. This increase was primarily due to a $0.8 million increase in Space Systems sales, a $0.7 million increase in sales of Sorensen-brand products, a $0.7 million increase in sales to the U.S. Navy's CASS Program and the inclusion of $0.9 million of Power Ten sales from its date of acquisition on May 29, 1998.

          The Company was recently notified by Racal Instruments, Inc., a systems integrator for test and measurement equipment which provides certain automatic test equipment ("ATE") systems utilizing Elgar's programmable power supplies to manufacturers, including a leading semiconductor manufacturer, that the leading semiconductor manufacturer referred to above has decided to cease orders for Elgar's current AT-8000 DC power supplies until anticipated "next generation" technology is available in early 1999. Racal accounted for approximately $17.7 million, or 28.3%, of the Company's total net sales in fiscal l998, the substantial majority of which was attributable to the semiconductor manufacturer. Management expects that revenues from Racal will be significantly lower in fiscal 1999 than they were in fiscal 1998. Elgar's prototype ATE system for this next-generation technology was delivered to the end-user in August 1998 with production scheduled to commence in early calendar 1999.

         GROSS PROFIT. Gross profit for the quarter June 27, 1998 was $8.3 million, an increase of $2.3 million, or 38.3%, from gross profit of $6.0 million for the quarter June 28, 1997. As a percentage of net sales, gross profit increased from 46.2% for the quarter June 28, 1997 to 48.3% for the quarter June 27, 1998. The increase in gross profit was primarily attributable to improved manufacturing efficiencies combined with increased volume.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses were $2.8 million for the quarter ended June 27, 1998, an increase of $0.6 million, or 27.3%, from SG&A expenses of $2.0 million for the quarter June 28, 1997. SG&A expenses decreased as a percentage of net sales from 16.9% for the quarter June 28, 1997 to 16.3% for the quarter June 27, 1998. The increase in dollars was primarily due to higher sales volume, which resulted in a $0.2 million increase in commissions, $0.2 million of nonrecurring expenditures incurred in connection with the acquisition of Power Ten and a $0.1 million increase in management fees.

         RESEARCH AND DEVELOPMENT AND ENGINEERING EXPENSES. Research and development and engineering expenses were $1.7 million for the quarter June 27, 1998, an increase of $0.5 million, or 41.7%, from research and development and engineering expenses of $1.2 million for the quarter June 28, 1997. The increase was due to a $0.2 million increase in labor costs (both headcount and merit increases) and a decrease in customer-funded research and development relative to overall research and development and engineering expenses. As a percentage of net sales, research and development and engineering expense increased from 9.2% for the quarter June 28, 1997 to 9.9% for the quarter June 27, 1998.

         AMORTIZATION EXPENSE. Amortization expense increased to $0.4 million for the quarter June 27, 1998 from $0.3 million for the quarter June 28, 1997 due to one month of amortization expense incurred in connection with the Company's acquisition of Power Ten.

         OPERATING INCOME. Operating income was $3.4 million for the quarter June 27, 1998, an increase of $1.2 million, or 54.5%, from operating income of $2.2 million for the quarter June 28, 1997. Operating income increased as a percentage of net sales from 16.9% for the quarter June 28, 1997 to 19.8% for the quarter June 27, 1998, due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOW. The Company's principal uses of cash are to finance working capital, debt service and capital expenditures. Historically, the Company has funded its activities principally from working capital and a line of credit.

         Cash flow provided by the Company's operating activities for three months ended June 27, 1998 was $4.3 million, an increase of $3.8 million from cash flow of $0.5 million provided by operating activities in the three months ended June 28, 1997. This increase was primarily attributable to a $2.3 million increase in interest payable due to the Company's issuance of $90 million principal amount of 9- 7/8% Senior Notes due 2008 (the "Notes") on February 3, 1998 (the "Notes Offering"), a $0.9 million decrease in inventory and a $0.6 million decrease in accounts receivable.

         CAPITAL REQUIREMENTS. The Company's capital expenditures were $120,000 for three months ended June 27, 1998, a slight increase from $107,000 of such expenditures in the three months ended June 28, 1997.

         SOURCES OF CAPITAL. Elgar is party to a credit facility with Bankers Trust Company, as agent for the other lending institutions party thereto (the "Credit Facility"), which provides for a $15.0 million revolving facility (the "Revolving Facility") and a $15.0 million term facility (the "Term Facility"). The Credit Facility matures on February 3, 2003. Loans made pursuant to the Revolving Facility may be borrowed, repaid and reborrowed from time to time until February 3, 2003, subject to the satisfaction of certain conditions on the date of any such borrowing. Payments under the Term Facility are pursuant to an amortization schedule with a final maturity date of February 3, 2003. Indebtedness under the Credit Facility bears interest at a floating rate equal to, at the Elgar's option, the Eurodollar Rate plus a margin of 2.75%, or the Base Rate plus a margin of 1.75%. The margins are subject to reduction as set forth in the Credit Agreement. Indebtedness under the Credit Facility is (i) secured by a first priority security interest in substantially all of the assets of the Company and its direct and indirect subsidiaries, Elgar and Power Ten, respectively (including, without limitation, accounts receivable, inventory, machinery, equipment, contracts and contract rights, trademarks, copyrights, patents, license agreements and general intangibles), (ii) guaranteed by the Company and Power Ten on a senior basis and (iii) secured by a pledge of all of the outstanding capital stock of Elgar and Power Ten. The Credit Facility contains customary covenants restricting the Company's ability to, among other things, incur additional indebtedness, create liens or other encumbrances, pay dividends or make other restricted payments, make investments, loans and guarantees or sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity. The Credit Facility also contains a number of financial covenants that require the Company to meet certain financial ratios and tests and provide that a "change of control" will constitute an event of default.

         The Company anticipates that its principal uses of cash will be working capital requirements, debt service requirements and capital expenditures. Based upon current and anticipated levels of operations, management believes that its cash flow from operations, together with amounts available under the Credit Facility, will be adequate to meet its anticipated requirements for the next 12 months and the foreseeable future for working capital, interest payments, amortization of the Term Facility and capital expenditures. Management also believes that these funds will provide it with sufficient liquidity and capital resources for it to meet its current and future financial obligations, including the payment of interest on the Notes, as well as to provide funds for working capital, capital expenditures and other needs. No assurance can be given, however, that this will be the case. As a holding company with no operations or assets other than its ownership of the capital stock of Elgar, the Company must rely on dividends and other payments from

Elgar to generate the funds necessary to meet its obligations, including the payment of principal of and interest on the Notes. Although the payment of dividends from Power Ten to Elgar and from Elgar to the Company may be restricted by state corporate laws, there are no contractual restrictions which prohibit Power Ten and Elgar from making such upstream distributions. Depending upon its rate of growth and profitability, the Company may require additional equity or debt financing to meet its working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or if available, will be on terms satisfactory to the Company. The Company's future operating performance and ability to service or refinance the Notes and to repay, extend or refinance indebtedness drawn under the Credit Facility will be subject to future economic conditions and to financial, business and other factors, many of which may be beyond the Company's control.

         POWER TEN ACQUISITION. On May 29, 1998, the Company acquired all of the outstanding capital stock of Power Ten for $17,800,000, subject to certain post-closing working capital adjustments. The Company financed the purchase price and certain transaction expenses with $15 million of proceeds from the Term Facility and the issuance of $5 million in aggregate liquidation value of Series B 6% Cumulative Convertible Preferred Stock.

YEAR 2000

         Many computer programs have been written using two digits rather than four to define the applicable year. Computer programs with time-sensitive software may recognize a date using "00" as the year 1900 rather the year 2000. This "year 2000" issue could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

         With a view to the year 2000 issue, the Company has undertaken a detailed review of all of the significant operating systems, software applications and hardware used in its operations. The Company has also made contact with its major suppliers in order to determine their state of readiness. The Company's operating systems updates have been installed and tested, the business software update is expected to be installed and tested during November 1998, and personal computer hardware and software upgrades/replacements are being evaluated for conversion by the end of fiscal 1999. Other items such as the phone switch, bank capabilities and the outside payroll system are being evaluated for conversion before the end of fiscal 1999. Management expects that the cost to become year 2000 compliant, including conversion of its business software and upgrades of its personal computer hardware and software, will total approximately $80,000. Compliance status from key suppliers will be evaluated to determine whether the Company will need to switch sources to ensure ongoing product/service availability. This evaluation/conversion is expected to be completed by September 1999.

         Management believes that its most significant exposure on the year 2000 issue is from suppliers that experience problems. Along those lines, management is both obtaining year 2000 compliance certificates from most suppliers and meeting with key suppliers to assess compliance status. Should any of the areas being addressed not provide adequate results, management will evaluate alternate suppliers for service or equipment or convert to alternate software as needed.

         Based on the steps taken to date, the Company does not expect that the year 2000 issue will materially affect its operations due to problems encountered by its suppliers, customers or end-users for its products, although no assurances can be given as to this.

PART II       OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (a)   EXHIBITS.

              EXHIBIT NO.  DESCRIPTION

                10.25      Third Amendment to Lease, dated July 15, 1998, by
                            and between The  Irvine Company and Elgar
                            Electronics Corporation

                27         Financial Data Schedule


              (b) No current reports on Form 8-K were filed during the quarter ended June 27, 1998.

                                            SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ELGAR HOLDINGS, INC.

Dated:  September 10, 1998        By: /s/ CHRISTOPHER W. KELFORD
                                      -----------------------------------------
                                      Christopher W. Kelford
                                      Vice President--Finance, Chief Financial
                                      Officer, Treasurer and Assistant Secretary