Form 10-Q
period 1998-10-03
ELGAR HOLDINGS INC
filed 1998-11-13
CIK 1061976

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                   UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


(MARK ONE)
  X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---              SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
                For the quarterly period ended October 3, 1998

                                      OR

 ---        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from__________to__________

                      COMMISSION FILE NUMBER 1-333-55797

                                --------------

                             ELGAR HOLDINGS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                  51-0373329
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                  Identification No.)

       9250 BROWN DEER ROAD
      SAN DIEGO, CALIFORNIA                              92121
 (Address of Principal Executive                       (Zip Code)
             Offices)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (619) 450-0085

                                --------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X     No
                                                               ---       ---
     As of November 12, 1998, the number of shares outstanding of the Registrant's Common Stock was 2,300,000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             ELGAR HOLDINGS, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX

                                                                    PAGE
PART I   FINANCIAL INFORMATION                                     NUMBER
------   ---------------------                                     ------
Item 1   Consolidated Financial Statements

           Consolidated Statements of Operations for the
            three months and six months ended September 27,
            1997 (unaudited) and the three months and six
            months ended October 3, 1998 (unaudited)                  3

           Consolidated Balance Sheets as of March 28, 1998
            and October 3, 1998 (unaudited)                           4

           Consolidated Statements of Cash Flows for the six
            months ended September 27, 1997 (unaudited) and
            the  six months ended October 3, 1998
            (unaudited)                                               5

         Notes to Consolidated Financial Statements                   6
          (unaudited)

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        14



PART II  OTHER INFORMATION
-------  -----------------
Item 6     Exhibits and Reports on Form 8-K                          19

                     ELGAR HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                    FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                  ------------------------------     ------------------------------
                                                  SEPT. 27, 1997    OCT. 3, 1998     SEPT. 27, 1997    OCT. 3, 1998
                                                  --------------    ------------     --------------    ------------
Net sales..................................          $16,064           $15,772          $29,083           $32,948
Cost of sales..............................            8,511             9,167           15,567            18,074
                                                     -------           -------          -------           -------
   Gross profit............................            7,553             6,605           13,516            14,874
Selling, general and administrative
  expense..................................            2,101             2,920            4,300             5,741
Research and development and
  engineering expenses.....................            1,584             1,785            2,787             3,458
Amortization expense.......................              328               630              656             1,051
                                                     -------           -------          -------           -------
  Operating income.........................            3,540             1,270            5,773             4,624
Interest expense, net......................              375             2,935              761             5,377
                                                     -------           -------          -------           -------
Income (loss) before income tax provision
  (benefit)................................            3,165            (1,665)           5,012              (753)
Income tax provision (benefit).............            1,396              (412)           2,270               119
                                                     -------           -------          -------           -------
   Net income (loss).......................          $ 1,769           $(1,253)         $ 2,742           $  (872)
                                                     -------           -------          -------           -------
                                                     -------           -------          -------           -------

           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                     ELGAR HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                         MARCH 28, 1998(1)           OCT. 3, 1998
                                                                                                      (UNAUDITED)
                                ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                  $  2,666                   $  2,430
 Accounts receivable, net of allowance for doubtful accounts of
   $197 and $188, respectively                                                 6,453                      7,534
 Inventories                                                                   8,305                      8,729
 Deferred tax assets                                                           1,098                      1,199
 Prepaids and other                                                              373                        697
                                                                            --------                   --------
    Total current assets                                                      18,895                     20,589
PROPERTY, PLANT AND EQUIPMENT, at cost, net of accumulated
  depreciation and amortization of $1,643 and $2,580, respectively             2,952                      2,780
INTANGIBLE ASSETS, net of accumulated amortization of
  $2,711 and $4,117, respectively                                             22,412                     38,391
DEFERRED TAX ASSETS, net of current portion                                      653                        653
                                                                            --------                   --------
                                                                            $ 44,912                   $ 62,413
                                                                            --------                   --------
                                                                            --------                   --------
                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Accounts payable                                                          $   3,068                  $   2,608
 Accrued liabilities                                                           4,801                      4,775
 Current portion of long-term debt                                               --                       2,125
 Current portion of capital lease obligations                                     17                         16
                                                                            --------                   --------
    Total current liabilities                                                  7,886                      9,523
CAPITAL LEASE OBLIGATIONS, net of current portion                                 19                         11
LONG-TERM DEBT, net of current portion                                        90,000                    102,375
                                                                            --------                   --------
      Total liabilities                                                       97,905                    111,909
                                                                            --------                   --------
SERIES A 10% CUMULATIVE REDEEMABLE PREFERRED STOCK,
  no par value, 20,000 shares authorized; 10,000 shares issued and
  outstanding on March 28, 1998 and October 3, 1998 respectively               8,478                      9,098
                                                                            --------                   --------
STOCKHOLDERS' EQUITY (DEFICIT):
 Series B 6% Cumulative Convertible Preferred Stock, no par value,
   0 and 5,000 shares authorized, issued and outstanding on March 28,
   1998 and October 3, 1998, respectively                                        --                       5,000
 Common Stock, $.01 par value, 5,000,000 shares authorized; 2,300,000
   shares issued and outstanding                                                  23                         23
 Additional paid-in capital                                                  (67,926)                   (68,558)
 Retained earnings                                                             6,432                      4,940
                                                                            --------                   --------
                                                                             (61,471)                   (58,595)
                                                                            --------                   --------
                                                                            $ 44,912                   $ 62,413
                                                                            --------                   --------
                                                                            --------                   --------

   (1) The balance sheet at March 28, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                     ELGAR HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                                       FOR THE SIX MONTHS ENDED
                                                                                  ---------------------------------
                                                                                   SEPT. 27, 1997     OCT. 3, 1998
                                                                                  ----------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                                     $ 2,742           $ (872)
 Adjustments to reconcile net income (loss) to net cash provided (used in)
   by operating activities:
    Amortization of intangibles                                                            656            1,051
    Amortization of deferred loan costs                                                     88              354
    Depreciation and amortization on property, plant and equipment                         411              495
    (Increases) decreases in assets:
        Accounts receivable                                                             (2,529)             176
        Inventories                                                                     (1,486)             741
        Prepaids and other                                                                (178)            (254)
    Increases (decreases) in liabilities:
        Accounts payable                                                                   452           (1,066)
        Accrued liabilities                                                                409           (1,171)
        Income taxes payable                                                             1,387               --
        Interest payable                                                                    91              233
                                                                                       -------          -------
Net cash provided (used in) by operating activities                                      2,043             (313)
                                                                                       -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                                               (482)            (222)
 Acquisition of Power Ten, net of cash acquired                                             --          (17,266)
 Non-compete agreements                                                                     --             (240)
                                                                                       -------          -------
 Net cash used in investing activities                                                    (482)         (17,728)
                                                                                       -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from preferred stock issuance                                                     --            5,000
 Proceeds from bank borrowings                                                              --           15,000
 Deferred financing costs                                                                   --           (1,054)
 Repayments on debt                                                                     (1,940)            (500)
 Payments under capital leases                                                             (19)              (9)
 Recapitalization consideration                                                             --             (632)
                                                                                       -------          -------
 Net cash provided by (used in) financing activities                                    (1,959)          17,805
                                                                                       -------          -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (398)            (236)
CASH AND CASH EQUIVALENTS, beginning of period                                             691            2,666
                                                                                       -------          -------
CASH AND CASH EQUIVALENTS, end of period                                               $   293          $ 2,430
                                                                                       -------          -------
                                                                                       -------          -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for interest                                                                 $  546          $ 4,839
 Cash paid for income taxes                                                                866              422
NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Preferred stock dividend-in-kind                                                       $   --          $   534
 Accretion of discount on preferred stock                                                   --               87

           THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                     ELGAR HOLDINGS, INC. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED STATEMENTS

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

     On May 29, 1998, pursuant to a Stock Purchase Agreement dated as of May 5, 1998, Elgar acquired all of the issued and outstanding shares of common stock of Power Ten for $17.8 million cash. The acquisition has been accounted for as a purchase. In connection with the acquisition, Elgar entered into non-compete agreements with the two former stockholders of Power Ten who are currently members of Power Ten's management team. At closing, Elgar paid each former stockholder $120,000 as consideration for their agreement not to compete. The acquisition was financed by the issuance of 5,000 shares of Series B Convertible Preferred Stock for $5 million in cash and borrowings of $15 million under the amended credit facility (see Note 3). In connection with the Power Ten acquisition and the financing thereof, Elgar recorded approximately $16.1 million of goodwill (representing the excess of purchase price over the net assets acquired) and approximately $0.9 million of deferred financing costs, both of which are included in intangible assets as of October 3, 1998.

     Unaudited condensed pro-forma operating results for the six month period ended September 27, 1997 and October 3, 1998, assuming the Recapitalization and the Power Ten acquisition occurred on March 30, 1997 and March 29, 1998, respectively, and also assuming a 40% statutory tax rate, are as follows (in thousands):

                                                                SIX MONTHS ENDED
                                                        ----------------------------------
                                                         SEPT. 27, 1997      OCT. 3, 1998
                                                        ----------------    --------------
Net sales...........................................        $34,215             $34,812
Cost of sales.......................................         18,209              19,053
                                                            -------             -------
   Gross profit.....................................         16,006              15,759
Selling, general and administrative expense.........          5,911               6,629
Research and development and engineering expense....          3,051               3,538
Amortization expense................................          1,216               1,223
                                                            -------             -------
   Operating income.................................          5,828               4,369
Interest expense, net...............................          5,559               5,597
                                                            -------             -------
   Income (loss) before income tax provision
    (benefit).......................................            269              (1,228)
Income tax provision (benefit)                                  602                  (2)
                                                            -------             -------
   Net income (loss)................................        $  (333)            $(1,226)
                                                            -------             -------
                                                            -------             -------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION/BASIS OF PRESENTATION

     The accompanying consolidated financial statements as of and for the three months and six months ended October 3, 1998 include the accounts of the Company and its wholly owned subsidiary, Elgar, and the accounts of Elgar's wholly owned subsidiary, Power Ten, from the date of Power Ten's acquisition on May 29, 1998. All significant intercompany accounts and transactions have been eliminated. The accompanying financial statements for the three months and six months ended September 27, 1997 include only the accounts of Elgar. These financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q. These financial statements have not been examined by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial condition, results of operations and cash flows for such periods.

   INTERIM ACCOUNTING PERIODS

     The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending the Saturday closest to March 31. Interim periods include 13 or 14 weeks ending the last Saturday in the quarter. Results from operations for the three months and six months ended October 3, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending April 3, 1999.

 CASH EQUIVALENTS

     Cash equivalents at March 28, 1998 and October 3, 1998 consist of cash held in a money market account.

 INVENTORIES

     Inventories, which include materials, direct labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and are comprised of the following (in thousands):

                                          MARCH 28, 1998      OCT. 3, 1998
                                         ----------------    --------------
Raw materials......................           $3,745             $3,686
Work-in-process....................            3,677              3,315
Finished goods.....................              883              1,728
                                             -------            -------
    Total..........................           $8,305             $8,729
                                             -------            -------
                                             -------            -------

 PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is recorded at cost. Depreciation of property, plant and equipment is provided using the straight-line method over the estimated useful lives of the related assets.

 INTANGIBLE ASSETS

     As of March 28, 1998, intangible assets represent the excess of purchase price over net book value of assets acquired in connection with the Company's acquisition of Elgar (approximately $19.7 million) and certain financing costs incurred in the Recapitalization. As of October 3, 1998 intangible assets also include agreements not to compete ($240,000), the excess of purchase price over net assets acquired in connection with the acquisition of Power Ten (approximately $16.1 million) and deferred financing costs (approximately $0.9 million). The components of intangible assets are being amortized on a straight-line basis over their estimated useful lives ranging from 5 to 15 years.

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

 CONCENTRATION OF CREDIT RISK

     In the quarter ended October 3, 1998, sales to one customer accounted for approximately 29% of the Company's net sales. In the quarter ended September 27, 1997, sales to two customers accounted for approximately 27% and 19% of the Company's net sales. In the six months ended October 3, 1998, sales to two customers accounted for approximately 21% and 10% of the Company's net sales. In the six months ended September 27, 1997, sales to two customers accounted for approximately 25% and 18% of the Company's net sales. No other customers individually represented more than 10% of net sales in the second quarter of fiscal 1999 or fiscal 1998. The Company performs ongoing credit evaluation of its customers' financial condition. The Company maintains reserves for potential credit losses.

 RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 requires reporting certain information about operating segments in annual and interim-period financial statements. The Company adopted SFAS No. 130 on March 29, 1998. The Company had no elements of comprehensive income during the three months or six months ended October 3, 1998. The Company plans to adopt SFAS No. 131 during its fiscal year ending April 3, 1999.

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

     At any time on or before February 1, 2003, the Company may redeem up to 35% in aggregate principal amount of (i) the initial aggregate principal amount of the Senior Notes and (ii) the initial principal amount of any additional notes issued under the indenture after the issue date, on one or more occasions, with the net cash proceeds of one or more public equity offerings at a redemption price of 109.875% of the principal amount thereof, plus accrued and unpaid interest thereon to the redemption date, provided that at least 65% of the sum of (i) the initial aggregate principal amount of the Senior Notes and (ii) the initial aggregate principal amount of additional notes remain outstanding immediately after redemption. The Senior Notes are redeemable by the Company at stated redemption prices beginning in February 2003.

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

     The Senior Notes were issued on February 3, 1998. As such, the Company believes the fair value of the Senior Notes approximates the carrying value of such debt at March 28, 1998 and October 3, 1998.

 CREDIT FACILITY

     In connection with Recapitalization, Elgar, as borrower, and the Company, as guarantor, entered into a Loan and Security Agreement with a bank to provide Elgar with a $15 million revolving credit facility which matures on February 3, 2003. No amounts were outstanding under this credit facility as of March 28, 1998 and October 3, 1998, respectively.

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

     Indebtedness under the agreement bears interest at a floating rate of interest equal to, at Elgar's option, the Eurodollar rate for one, two, three or six months, plus 2.75%, or the bank's prime rate plus a margin of 1.75%

     Advances under the agreement are limited to the lesser of (a) $15 million and (b)(i) 85% of eligible accounts receivable plus (ii) 60% of eligible inventory minus (iii) the aggregate amount of all undrawn letters of credit issued under the Credit Facility plus the aggregate amount of any unreimbursed drawings under any outstanding letters of credit.

     The credit agreement contains restrictions on the incurrence of debt, the sale of assets, mergers, acquisitions and other business combinations, voluntary prepayment of other debt of the Company, transactions with affiliates, repurchase or redemption of stock from stockholders, and various financial covenants, including covenants requiring the maintenance of fixed charge coverage, and maximum debt to earnings, before interest, taxes, depreciation and amortization (EBITDA) ratios and minimum consolidated EBITDA. As of March 28, 1998 and October 3, 1998, the Company was in compliance with all required covenants under the credit facility.

4. PREFERRED STOCK

 REDEEMABLE PREFERRED STOCK

     In connection with the Recapitalization, the Company issued 10,000 shares of redeemable preferred stock, designated as Series A 10% Cumulative Redeemable Preferred Stock, for cash proceeds of $10 million. In connection with such issuance, the Company also issued to the purchasers warrants to purchase 353,744 shares of the Company's common stock. A value of $1.7 million has been attributed to the warrants. The $1.7 million warrant value is included in additional paid-in-capital as of March 28, 1998.

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

     If the cash dividends payable on the redeemable preferred stock shall have been in arrears and unpaid for four or more successive dividend payment dates, then until the date on which all such dividends in arrears are paid in full, dividends shall accrue and be payable to the holders at the annual rate of 12% times the sum of $1,000 per share and accrued but unpaid dividends thereon. Upon payment in full of all dividends in arrears, cash dividends will thereafter be payable at the 10% annual rate set forth above. There were no dividends in arrears as of March 28, 1998 or October 3, 1998.

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

     Dividends are payable to the holders of the convertible preferred stock at the annual rate per share of 6% times the sum of $1,000 and accrued but unpaid dividends. Dividends shall be payable semi-annually on April 30 and October 31 of each year, commencing October 31, 1998, when and if declared by the Board of Directors out of funds legally available therefor.

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

5. COMMON STOCK

     On February 3, 1998, immediately prior to the Recapitalization, the Company effected a 9,340 to 1 stock split of the common stock to be distributed in the form of a stock dividend and an increase in the number of shares authorized from 1,000 to 9,340,000 shares. As a result of this action, 9,339,000 shares were issued to shareholders of record on February 3, 1998. All references throughout the accompanying consolidated financial statements to the number of shares of the Company's common stock have been restated to reflect the effect of the stock split. In connection with the Recapitalization, the number of authorized shares of common stock was reduced to 5,000,000 shares.

     At March 28, 1998 and October 3, 1998, a total of 353,744 shares of common stock were reserved for issuance for the exercise of warrants at the initial exercise price of $5.00 per share to the holders of the preferred stock. The exercise price and number of warrant shares are both subject to adjustment in certain events.

6. INTEREST RATE SWAP

     On June 22, 1998, the Company entered into an interest rate swap agreement with a bank with a notional amount of $7.5 million. Under the swap agreement, the Company is required to pay a fixed rate of 5.83% on each March 24, June 24, September 24 and December 24, commencing on September 24, 1998. The swap agreement terminates on June 25, 2001. The Company will receive a floating rate based on the three-month London Interbank Offering Rate (LIBOR) on the same dates as described above. In connection with the swap agreement, the Company has included $3,300 in interest expense in its consolidated statement of operations for the quarter ended October 3, 1998.

7. STOCK OPTION PLAN

     On July 14, 1998, the Board of Directors adopted the Elgar Holdings, Inc. 1998 Stock Option Plan (the "Option Plan"). The maximum number of shares of common stock that may be issued pursuant to awards granted under the Option Plan is 265,374. All options were granted at fair market value on the date of grant. As of October 3, 1998, there were options outstanding to purchase 227,000 shares of common stock. Options vest ratably over four years and generally expire on the tenth anniversary of the date of grant.

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

RESULTS OF OPERATIONS

     The following table sets forth certain income statement information for the Company as a percentage of net sales for the three months and six months ended September 27, 1997 and October 3, 1998, with the results of Power Ten included from its date of acquisition on May 29, 1998:

                                                              THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                       ---------------------------------   ---------------------------------
                                                        SEPT. 27, 1997     OCT. 3, 1998     SEPT. 27, 1997     OCT. 3, 1998
                                                       ----------------   --------------   ----------------   --------------
Net sales....................................               100.0%           100.0%             100.0%            100.0%
Cost of sales................................                53.0             58.1               53.5              54.9
   Gross profit..............................                47.0             41.9               46.5              45.1
Selling, general and administrative
 expense.....................................                13.1             18.5               14.8              17.4
Research and development and
 engineering expenses........................                 9.9             11.3                9.6              10.5
Amortization expense.........................                 2.0              4.0                2.3               3.2
                                                            -----            -----              -----             -----
Operating income.............................                22.0%             8.1%              19.8%             14.0%
                                                            -----            -----              -----             -----
                                                            -----            -----              -----             -----

COMPARISON OF THE THREE MONTHS ENDED OCTOBER 3, 1998 TO THE THREE MONTHS ENDED SEPTEMBER 27, 1997

     NET SALES. Net sales for the quarter ended October 3, 1998 were $15.8 million, a decrease of $0.3 million, or 1.9%, from net sales of $16.1 million for the quarter ended September 27, 1997. This decrease was primarily due to a $3.6 million decrease in sales of programmable DC products, a $1.6 million decrease in sales of Space Systems products, offset by a $1.5 million increase in sales to the U.S. Navy's CASS Program, a $1.4 million increase in sales of other products as well as the inclusion of $2.0 million of Power Ten sales for the three months ended October 3, 1998.

     In the first quarter of fiscal year 1999, the Company was notified by Racal Instruments, Inc., a systems integrator for test and measurement equipment which provides certain automatic test equipment ("ATE") systems utilizing Elgar's programmable power supplies to manufacturers, including a leading semiconductor manufacturer, that the leading semiconductor manufacturer referred to above has decided to cease orders for Elgar's current AT-8000 DC power supplies until anticipated "next generation" technology is available in early 1999. Elgar's prototype ATE system for this next-generation technology was delivered to Racal in August 1998 with initial production scheduled to commence in early calendar 1999. Racal accounted for approximately
$17.7 million, or 28.3%, of the Company's total net sales in fiscal l998, the substantial majority of which was attributable to the semiconductor manufacturer. Revenues from Racal were only $0.1 million for the quarter ended October 3, 1998 and $3.1 million for the six months ended October 3, 1998. As result of the conversion to the next-generation product described above, the Company does not expect to book revenues from Racal for sales to the semiconductor manufacturer in the second half of fiscal 1999.

     GROSS PROFIT. Gross profit for the quarter ended October 3, 1998 was $6.6 million, a decrease of $1.0 million, or 13.2%, from gross profit of $7.6 million for the quarter ended September 27, 1997. As a percentage of net sales, gross profit decreased from 47.0% for the quarter ended September 27, 1997 to 41.9% for the quarter ended October 3, 1998. The decrease in gross profit was primarily attributable to unfavorable product mix and lower sales volume.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses were $2.9 million for the quarter ended October 3, 1998, an increase of $0.8 million, or 38.1%, from SG&A expenses of $2.1 million for the quarter ended September 27, 1997. SG&A expenses increased as a percentage of net sales from 13.1% for the quarter ended September 27, 1997 to 18.5% for the quarter ended October 3, 1998. The increase in SG&A was primarily due to the inclusion of $0.4 million of such expenses from Power Ten, a $0.2 million increase in management fees and $0.2 million in merit increases.

     RESEARCH AND DEVELOPMENT AND ENGINEERING EXPENSES. Research and development and engineering expenses were $1.8 million for the quarter ended October 3, 1998, an increase of $0.2 million, or 12.5%, from research and development and engineering expenses of $1.6 million for the quarter ended September 27, 1997. As a percentage of net sales, research and development and engineering expense increased from 9.9% for the quarter ended September 27, 1997 to 11.3% for the quarter ended October 3, 1998. The increase was due to the inclusion of $0.2 million of such expense from Power Ten.

     AMORTIZATION EXPENSE. Amortization expense increased to $0.6 million for the quarter ended October 3, 1998 from $0.3 million for the quarter ended September 27, 1997. This increase was due to three months of amortization expense incurred in connection with the Company's acquisition of Power Ten.

     OPERATING INCOME. Operating income was $1.3 million for the quarter ended October 3, 1998, a decrease of $2.2 million, or 62.9%, from operating income of $3.5 million for the quarter ended September 27, 1997. Operating income decreased as a percentage of net sales from 22.0% for the quarter ended September 27, 1997 to 8.1% for the quarter ended October 3, 1998, due to the factors discussed above.

COMPARISON OF THE SIX MONTHS ENDED OCTOBER 3, 1998 TO THE SIX MONTHS ENDED SEPTEMBER 27, 1997

     NET SALES. Net sales for the six months October 3, 1998 were $32.9 million, an increase of $3.8 million, or 13.1%, from net sales of $29.1 million for the six months September 27, 1997. This increase was primarily due to a $2.2 million increase in sales to the U.S. Navy's CASS Program, a $1.5 million increase in sales of Sorensen-brand products, a $0.7 million increase in sales of other products and the inclusion of $2.8 million of Power Ten sales from its date of acquisition on May 29, 1998, offset by a $3.4 million decrease in sales of programmable DC products (mostly to Racal).

     GROSS PROFIT. Gross profit for the six months October 3, 1998 was $14.9 million, an increase of $1.4 million, or 10.4%, from gross profit of $13.5 million for the six months September 27, 1997. As a percentage of net sales, gross profit decreased from 46.5% for the six months September 27, 1997 to 45.1% for the six months October 3, 1998. The decrease in gross profit was primarily attributable to unfavorable product mix.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.  SG&A expenses were
$5.7 million for the six months ended October 3, 1998, an increase of $1.4 million, or 32.6%, from SG&A expenses of $4.3 million for the six months September 27, 1997. SG&A expenses increased as a percentage of net sales from 14.8% for the six months September 27, 1997 to 17.4% for the six months October 3, 1998. The increase in dollars was primarily due to the inclusion of $0.5 million of such expenses from Power Ten, $0.2 million of nonrecurring expenditures incurred in connection with the acquisition of Power Ten, $0.3 million of increased management fees and $0.4 million in other increases.

     RESEARCH AND DEVELOPMENT AND ENGINEERING EXPENSES. Research and development and engineering expenses were $3.5 million for the six months October 3, 1998, an increase of $0.7 million, or 25.0%, from research and development and engineering expenses of $2.8 million for the six months September 27, 1997. The increase was primarily due to a $0.3 million increase in labor costs (both headcount and merit increases), the inclusion of $0.2 million of such expense from Power Ten and a $0.2 million decrease in customer-funded research and development relative to overall research and development and engineering expenses. As a percentage of net sales, research and development and engineering expense increased from 9.6% for the six months September 27, 1997 to 10.5% for the six months October 3, 1998.

     AMORTIZATION EXPENSE. Amortization expense increased to $1.1 million for the six months October 3, 1998 from $0.7 million for the six months September 27, 1997. This increase was due to four months of amortization expense incurred in connection with the Company's acquisition of Power Ten.

     OPERATING INCOME. Operating income was $4.6 million for the six months October 3, 1998, a decrease of $1.2 million, or 20.7%, from operating income of $5.8 million for the six months September 27, 1997. Operating income decreased as a percentage of net sales from 19.8% for the six months September 27, 1997 to 14.0% for the six months October 3, 1998, due to the factors discussed above.

INCOME TAXES

     Income taxes for the three months and six months ended October 3, 1998 contained a tax benefit of $412,000 and a tax provision of $119,000, respectively. The reason for the income tax change between periods was due to goodwill not being a deductible expense for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOW. The Company's principal uses of cash are to finance working capital, debt service and capital expenditures. Historically, the Company has funded its activities principally from working capital and a line of credit.

     Cash flow used in the Company's operating activities for the six months ended October 3, 1998 was $0.3 million, a decrease of $2.4 million from cash flow of $2.1 million provided by operating activities in the six months ended September 27, 1997. This decrease was primarily attributable to a $3.6 million decrease in net income, a $2.7 million increase in accounts receivable, a $2.2 million increase in inventory, offset by a $1.6 million increase in accruals, a $1.5 million increase in accounts payable, a $1.4 million increase in income taxes payable and $0.8 million of other favorable
items.   The $4.3 million increase in cash interest payments, from $0.5 million in the first half of fiscal 1998 to $4.8 million in the first half of fiscal 1999, is attributable to interest paid on (i) the $90 million in aggregate principal amount of the 9 7/8% Senior Notes issued by the Company on February 3, 1998 ($4.4 million) and (ii) the Company's term credit facility ($0.4 million) which it obtained on the same date.

     SOURCES OF CAPITAL. The Company anticipates that its principal uses of cash will be working capital requirements, debt service requirements and capital expenditures. Based upon current and anticipated levels of operations, management believes that its cash flow from operations, together with amounts available under the Company's credit facility, will be adequate to meet its anticipated requirements for the foreseeable future for working capital, interest payments, amortization of the Company's term credit facility and capital expenditures. The Company's future operating performance will be subject to future economic conditions and to financial, business and other factors, many of which may be beyond the Company's control.

     CAPITAL REQUIREMENTS. The Company's capital expenditures were $482,000 and $222,000 for the six months ended September 27, 1997 and the six months ended October 3, 1998, respectively.

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

     With a view to the year 2000 issue, the Company has undertaken a detailed review of all of the significant operating systems, software applications and hardware used in its operations. The Company has also made contact with its major suppliers in order to determine their state of readiness. The Company's operating systems updates have been installed and tested, the business software update is expected to be installed and tested before the end of fiscal 1999, and personal computer hardware and software upgrades/replacements are being evaluated for conversion by the end of June 1999. Other items such as the phone switch, bank capabilities, outside insurance carriers and the outside payroll system are being evaluated for conversion before the end of fiscal 1999. Management expects that the cost to become year 2000 compliant, including conversion of its business software and upgrades of its personal computer hardware and software, will total approximately $80,000 ($10,000 of which has been incurred to date). Compliance status from key suppliers will be evaluated to determine whether the Company will need to switch sources to ensure ongoing product/service availability. This evaluation/conversion is expected to be completed by September 1999. A contingency plan has not been developed as the risk of conversion is considered low. Should any issues arise which cannot be adequately addressed and remedied, management will develop a contingency plan at that point.

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

PART II   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

       (a)  EXHIBITS.

      EXHIBIT NO.                         DESCRIPTION
          27                              Financial Data Schedule

       (b)No current reports on Form 8-K were filed during the quarter ended October 3, 1998.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ELGAR HOLDINGS, INC.

Dated:  November 13, 1998           By:  /s/Christopher W. Kelford
                                    -------------------------------------------
                                    Christopher W. Kelford
                                    Vice President--Finance, Chief Financial
                                     Officer, Treasurer and Assistant Secretary