Form 10-Q
period 1999-01-02
ELGAR HOLDINGS INC
filed 1999-02-16
CIK 1061976

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                            --------------------
                                  FORM 10-Q

(MARK ONE)
/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
          For the quarterly period ended January 2, 1999

                                     OR

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

        For the transition period from           to
                                       ---------    ---------
                     COMMISSION FILE NUMBER 1-333-55797
                            --------------------
                              ELGAR HOLDINGS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                  51-0373329
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

        9250 BROWN DEER ROAD
        SAN DIEGO, CALIFORNIA                                92121
(Address of Principal Executive Offices)                   (Zip Code)

   REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (619) 450-0085

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     As of February 16, 1999, the number of shares outstanding of the Registrant's Common Stock was 2,300,000.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                         ELGAR HOLDINGS, INC.

                     QUARTERLY REPORT ON FORM 10-Q

                                INDEX

                                                                         PAGE
                                                                        NUMBER
PART I   FINANCIAL INFORMATION
Item 1   Consolidated Financial Statements

           Consolidated Statements of Operations for the three
             months and nine months ended December 27, 1997
             (unaudited) and the three months and nine months
             ended January 2, 1999
             (unaudited)............................................       3

           Consolidated Balance Sheets as of March 28, 1998
             and January 2, 1999 (unaudited)........................       4

           Consolidated Statements of Cash Flows for the nine
             months ended December 27, 1997 (unaudited) and nine
             months ended January 2, 1999 (unaudited)...............       5

           Notes to Consolidated Financial Statements (unaudited)...       6

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations......................      12

PART II    OTHER INFORMATION
Item 6       Exhibits and Reports on Form 8-K.......................      16

                      ELGAR HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)
                               (DOLLARS IN THOUSANDS)

                                                             FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                           DEC. 27, 1997     JAN. 2, 1999    DEC. 27, 1997      JAN. 2, 1999
                                                           ------------      ------------    -------------      ------------
Net sales.............................................       $17,533           $14,188          $46,615             $47,136
Cost of sales.........................................         8,758             7,865           24,325              25,939
                                                             -------            ------          -------            --------
    Gross profit......................................         8,775             6,323           22,290              21,197
Selling, general and administrative expense...........         2,482             2,352            6,781               8,094
Research and development and engineering expenses.....         1,661             1,424            4,448               4,882
Amortization expense..................................           328               612              985               1,663
                                                             -------            ------          -------            --------
    Operating income..................................         4,304             1,935           10,076               6,558
Interest expense, net.................................           336             2,631            1,096               8,008
                                                             -------            ------          -------            --------
Income (loss) before income tax provision (benefit)...         3,968              (696)           8,980              (1,450)
Income tax provision (benefit)........................         2,139              (361)           4,410                (243)
                                                             -------            ------          -------            --------
    Net income (loss).................................       $ 1,829            $ (335)         $ 4,570            $ (1,207)
                                                             -------            ------          -------            --------
                                                             -------            ------          -------            --------

        The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements

                     ELGAR HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                                                   MARCH 28,       JAN. 2, 1999
                                                                                                    1998(1)         (UNAUDITED)
                                                                                                   ---------       ------------
                                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                       $   2,666         $   6,507
  Accounts receivable, net of allowance for doubtful accounts of
    $197 and $171, respectively...........................................................            6,453             5,168
  Inventories.............................................................................            8,305             9,095
  Deferred tax assets.....................................................................            1,098               879
  Prepaids and other......................................................................              373             1,324
                                                                                                   --------          --------
      Total current assets................................................................           18,895            22,973
PROPERTY, PLANT AND EQUIPMENT, at cost, net of accumulated depreciation and
  amortization of $1,643 and $2,779, respectively.........................................            2,952             2,599
INTANGIBLE ASSETS, net of accumulated amortization of
  $2,711 and $4,910, respectively.........................................................           22,412            37,580
DEFERRED TAX ASSETS, net of current portion...............................................              653               653
                                                                                                   --------          --------
                                                                                                   $ 44,912          $ 63,805
                                                                                                   --------          --------
                                                                                                   --------          --------

                                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable........................................................................        $   3,068         $   3,164
  Accrued liabilities.....................................................................            4,801             6,449
  Current portion of long-term debt.......................................................               --             2,250
  Current portion of capital lease obligations............................................               17                15
                                                                                                   --------          --------
      Total current liabilities...........................................................            7,886            11,878
CAPITAL LEASE OBLIGATIONS, net of current portion.........................................               19                 8
LONG-TERM DEBT, net of current portion....................................................           90,000           101,750
                                                                                                   --------          --------
      Total liabilities...................................................................           97,905           113,636
                                                                                                   --------          --------
SERIES A 10% CUMULATIVE REDEEMABLE PREFERRED STOCK,
  no par value, 20,000 shares authorized; 10,000 shares issued and outstanding on March
  28, 1998 and January 2, 1999, respectively..............................................            8,478             9,406
                                                                                                   --------          --------
STOCKHOLDERS' EQUITY (DEFICIT):
  Series B 6% Cumulative Convertible Preferred Stock, no par value,
    20,000 and 5,000 shares authorized, issued and outstanding on March 28, 1998
    and January 2, 1999, respectively.....................................................             --               5,000
  Common Stock, $.01 par value, 5,000,000 shares authorized; 2,300,000 shares issued and
    outstanding...........................................................................               23                23
  Additional paid-in capital..............................................................          (67,926)          (68,558)
  Retained earnings.......................................................................            6,432             4,298
                                                                                                   --------          --------
                                                                                                    (61,471)          (59,237)
                                                                                                   --------          --------
                                                                                                   $ 44,912          $ 63,805
                                                                                                   --------          --------
                                                                                                   --------          --------

-------------
(1) The balance sheet at March 28, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                     ELGAR HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                              FOR THE NINE MONTHS ENDED
                                                                                           -------------------------------
                                                                                           DEC. 27, 1997      JAN. 2, 1999
                                                                                           -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:\
  Net income (loss)...............................................................            $ 4,570          $ (1,207)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Amortization of intangibles...................................................                985             1,663
    Amortization of deferred loan costs...........................................                132               536
    Depreciation and amortization on property, plant and equipment................                615               748
    (Increases) decreases in assets:
      Accounts receivable.........................................................             (1,205)            2,542
      Inventories.................................................................             (2,420)              375
      Prepaids and other..........................................................               (158)             (882)
      Deferred tax assets.........................................................                226               320
    Increases (decreases) in liabilities:
      Accounts payable............................................................                355              (510)
      Accrued liabilities.........................................................                553            (1,652)
      Income taxes payable........................................................                943                --
     Interest payable.............................................................                (61)            2,390
                                                                                              -------          --------
  Net cash provided by operating activities.......................................              4,535             4,323
                                                                                              -------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment......................................               (933)             (294)
  Acquisition of Power Ten, net of cash acquired..................................                 --           (17,266)
  Non-compete agreements..........................................................                 --              (240)
                                                                                              -------          --------
  Net cash (used in) investing activities.........................................               (933)          (17,800)
                                                                                              -------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from preferred stock issuance..........................................                 --             5,000
  Proceeds from bank borrowings...................................................                 --            15,000
  Deferred financing costs........................................................                 --            (1,037)
  Repayments on debt..............................................................             (4,007)           (1,000)
  Payments under capital leases...................................................                (28)              (13)
  Recapitalization consideration..................................................                 --              (632)
                                                                                              -------          --------
  Net cash provided by (used in) financing activities                                          (4,035)           17,318
                                                                                              -------          --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..............................               (433)            3,841
CASH AND CASH EQUIVALENTS, beginning of period....................................                691             2,666
                                                                                              -------          --------
CASH AND CASH EQUIVALENTS, end of period..........................................            $   258          $  6,507
                                                                                              -------          --------
                                                                                              -------          --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest..........................................................            $   851          $  5,147
  Cash paid for income taxes......................................................              3,225               427
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Preferred stock dividend-in-kind................................................            $    --          $    799
  Accretion of discount on preferred stock........................................                 --               129

        THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                             ELGAR HOLDINGS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  INCORPORATION AND COMPANY OPERATIONS

    Elgar Holdings, Inc., a Delaware corporation (the "Company"), manufactures and sells programmable power supply units through its wholly owned subsidiary, Elgar Electronics Corporation ("Elgar"), to commercial and defense entities as well as to governmental agencies. The Company's primary sales are within the United States and Europe.

    On February 3, 1998, the Company consummated a recapitalization (the "Recapitalization") in which all shares of the Company's common stock, other than those retained by certain members of management and certain other shareholders (the "Continuing Shareholders"), were converted into the right to receive cash based upon a formula. The Continuing Shareholders retained approximately 15% of the common equity of the Company while the new investors acquired the balance of the equity interests in the Company.

    On May 29, 1998, Elgar acquired all of the issued and outstanding shares of common stock of Power Ten, which specializes in developing and manufacturing DC power supplies. In connection with the acquisition, which was accounted for as a purchase, Elgar entered into non-compete agreements with the two former stockholders of Power Ten, one of whom is currently a member of Power Ten's management team. The acquisition was financed by the issuance of 5,000 shares of Series B Convertible Preferred Stock and borrowings under the Company's credit facility (the "Credit Facility") with Bankers Trust Company, as agent ("Bankers Trust").

      Unaudited condensed pro forma net sales and net loss for the nine month periods ended December 27, 1997 and January 2, 1999, assuming the
Recapitalization and the Power Ten acquisition occurred on March 30, 1997 and March 29, 1998, respectively, and also assuming a 40% statutory tax rate, are as follows (in thousands):

                                                NINE MONTHS ENDED
                                            ----------------------------
                                             DEC. 27, 1997   JAN. 2, 1999
                                             -------------   ------------
Net sales...............................     $54,027         $49,000
Net loss................................     $  (275)        $(1,562)

                              ELGAR HOLDING, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION/BASIS OF PRESENTATION

    The accompanying consolidated financial statements as of and for the three months and nine months ended January 2, 1999 include the accounts of the Company and its wholly owned subsidiary, Elgar, and the accounts of Elgar's wholly owned subsidiary, Power Ten, from the date of Power Ten's acquisition on May 29, 1998. All significant intercompany accounts and transactions have been eliminated. The accompanying financial statements for the three months and nine months ended December 27, 1997 include only the accounts of Elgar. These financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q. These financial statements have not been examined by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial condition, results of operations and cash flows for such periods.

    INTERIM ACCOUNTING PERIODS

    The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending the Saturday closest to March 31. Interim periods include 13 or 14 weeks ending the last Saturday closest to the end of the quarter. Results from operations for the three months and nine months ended January 2, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending April 3, 1999.

CASH EQUIVALENTS

    Cash equivalents at March 28, 1998 and January 2, 1999 consist of cash held in a money market account.

                              ELGAR HOLDING, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVENTORIES

    Inventories, which include materials, direct labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and are comprised of the following (in thousands):

                                                    MARCH 28, 1998       JAN. 2, 1999
                                                    --------------       ------------
    Raw materials............................            $3,745             $4,151
    Work-in-process..........................             3,677              3,254
    Finished goods...........................               883              1,690
                                                         ------             ------
          Total..............................            $8,305             $9,095
                                                         ------             ------
                                                         ------             ------

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment is provided using the straight-line method over the estimated useful lives of the related assets.

INTANGIBLE ASSETS

    Intangible assets represent (i) the excess of purchase price over net book value of assets acquired in connection with acquisitions, (ii) deferred financing costs incurred in connection with the Recapitalization and the Power Ten acquisition and (iii) agreements not to compete relating to the Power Ten acquisition. The components of intangible assets are being amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 15 years.

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

                              ELGAR HOLDING, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATION OF CREDIT RISK

    In the quarter ended January 2, 1999, sales to two customers accounted for approximately 20% and 19% of the Company's net sales. In the quarter ended December 27, 1997, sales to two customers accounted for approximately 38% and 19% of the Company's net sales. In the nine months ended January 2, 1999, sales to two customers accounted for approximately 20% and 12% of the Company's net sales. In the nine months ended December 27, 1997, sales to two customers accounted for approximately 30% and 17% of the Company's net sales. No other customers individually represented more than 10% of net sales in the third quarter of fiscal 1999 or fiscal 1998. The Company performs ongoing credit evaluation of its customers' financial condition. The Company maintains reserves for potential credit losses.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 requires reporting certain information about operating segments in annual and interim-period financial statements. The Company adopted SFAS No. 130 on March 29, 1998. The Company had no elements of comprehensive income during the three months or nine months ended January 2, 1999. The Company plans to adopt SFAS No. 131 during its fiscal year ending April 3, 1999.

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

3.  LONG-TERM DEBT, CREDIT FACILITY AND CAPITAL CALL AGREEMENT

    SENIOR NOTES

    In connection with the Recapitalization, all outstanding borrowings under the then-existing revolving line of credit agreement and term loans payable to a bank aggregating approximately $10.9 million were repaid and, concurrently, the Company issued $90 million of 9.875% Senior Notes due February 1, 2008 and entered into the Credit Facility. Interest on the Senior Notes is payable semi-annually on each February 1 and August 1, with the first interest payment having been made on August 1, 1998.

                              ELGAR HOLDING, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CREDIT FACILITY

     In connection with the Recapitalization, Elgar, as borrower, and the Company, as guarantor, entered into a credit agreement (the "Credit Agreement") with Bankers Trust, as agent, which provided for a $15 million revolving credit facility (the "Revolving Facility") that matures on February 3, 2003. On May 29, 1998, in connection with the acquisition of Power Ten, the Credit Agreement was amended and restated to, among other things, increase the available borrowings to $30 million by adding a $15 million term facility (the "Term Facility") to the existing $15 million Revolving Facility. Elgar used all of the proceeds from the Term Facility to finance a portion of the purchase price for Power Ten. Loans under the Credit Agreement are secured by substantially all of the Company's assets (including a pledge of the capital stock of Elgar and Power Ten) and guaranteed by the Company and Power Ten. No amounts were outstanding under the Revolving Facility as of March 28, 1998 and January 2, 1999, respectively.

     The Credit Agreement contains restrictions on the incurrence of debt, the sale of assets, mergers, acquisitions and other business combinations, voluntary prepayment of other debt of the Company, transactions with affiliates, repurchase or redemption of stock from stockholders, and various financial covenants, including covenants requiring the maintenance of fixed charge coverage, and maximum debt to earnings, before interest, taxes, depreciation and amortization (EBITDA) ratios and minimum consolidated EBITDA. As of January 2, 1999, Elgar was not in compliance with certain financial covenants contained in the Credit Agreement.

     On February 12, 1999, the Company and Elgar entered into a First Amendment and Waiver to the Credit Agreement pursuant to which, among other things, available borrowings under the Revolving Facility were reduced from $15 million to $5 million, certain financial covenants were amended, and the Company and Elgar received a waiver for past noncompliance with the covenants referred to above. The Company believes that it will be in compliance with the covenants contained in the Credit Agreement, as amended, for its fiscal quarter ended April 3, 1999.

CAPITAL CALL AGREEMENT

     In connection with amending the Credit Agreement on May 29, 1998, the Company, Elgar and the Company's majority shareholder entered into a capital call agreement with Bankers Trust (the "Capital Call Agreement"). The Capital Call Agreement requires the majority shareholder to make a capital contribution to the Company upon the occurrence of certain events, including the failure to comply with certain financial covenants contained in the Credit Agreement. Upon receipt of any such contribution, the Company would transfer the funds to Elgar for purposes of repaying outstanding indebtedness under the Credit Agreement. On February 12, 1999, in connection with entering into the First Amendment and Waiver to the Credit Agreement, the majority shareholder agreed to make a capital contribution to the Company by no later than March 31, 1999 in the amount of $4.0 million. In addition, on February 12, 1999, the majority shareholder entered into an Amended and Restated Capital Call Agreement with Bankers Trust pursuant to which, among other things, the majority shareholder agreed to contribute up to an additional $5.0 million of capital to the Company upon the occurrence of certain events, including the failure to comply with certain financial covenants contained in the Credit Agreement, as amended.

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

CONVERTIBLE PREFERRED STOCK

                              ELGAR HOLDING, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    In connection with the acquisition of Power Ten, the Company issued 5,000 shares Convertible Preferred Stock, designated as Series B Convertible Preferred Stock, for cash proceeds of $5 million.

    Dividends are payable to the holders of the convertible preferred stock at the annual rate per share of 6% times the sum of $1,000 and accrued but unpaid dividends. Dividends are payable semi-annually on April 30 and October 31 of each year, commencing October 31, 1998, when and if declared by the Board of Directors out of funds legally available therefor.

5.  COMMON STOCK

    On February 3, 1998, immediately prior to the Recapitalization, the Company effected (i) an increase in the number of shares authorized from 1,000 to 9,340,000 shares and (ii) a 9,340 to 1 stock split of the common stock distributed in the form of a stock dividend. As a result of this action, 9,339,000 shares were issued to shareholders of record on February 3, 1998. All references throughout the accompanying consolidated financial statements to the number of shares of the Company's common stock and earnings per share have been restated to reflect the effect of the stock split. In connection with the Recapitalization, the number of authorized shares of common stock was then reduced to 5,000,000 shares.

    At March 28, 1998 and January 2, 1999, a total of 353,744 shares of common stock were reserved for issuance for the exercise of warrants at the initial exercise price of $5.00 per share to the holders of the preferred stock. The exercise price and number of warrant shares are both subject to adjustment in certain events.

6.  INTEREST RATE SWAP

    On June 22, 1998, the Company entered into an interest rate swap agreement with a bank with a notional amount of $7.5 million. Under the swap agreement, the Company is required to pay a fixed rate of 5.83% on each March 24, June 24, September 24 and December 24, commencing on September 24, 1998. The swap agreement terminates on June 25, 2001. The Company will receive a floating rate based on the three-month London Interbank Offering Rate (LIBOR) on the same dates as described above. In connection with the swap agreement, the Company has included $6,777 and $10,077 in interest expense in its consolidated statement of operations for the three and nine months ended January 2, 1999, respectively.

7.  STOCK OPTION PLAN

    On July 14, 1998, the Board of Directors adopted the Elgar Holdings, Inc. 1998 Stock Option Plan (the "Option Plan"). The maximum number of shares of common stock that may be issued pursuant to awards granted under the Option Plan is 265,374. As of October 3, 1998 there were options outstanding to purchase 227,000 shares of common stock. During the quarter ended January 2, 1999, the Company granted options to purchase 9,750 shares of common stock. All options have been granted at fair market value on the date of grant. Options vest ratably over four years and generally expire on the tenth anniversary of the date of grant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes thereto of the Company included elsewhere herein.

    This Report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. The words "anticipates," "believes," "estimates," "expects," "plans,"
"intends" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company, with respect to future events and are subject to certain risks, uncertainties and assumptions, that could cause actual results to differ materially from those expressed in any forward-looking statement, including, without limitation: competition from other manufacturers in the Company's industry, loss of key employees and/or general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

RESULTS OF OPERATIONS

    The following table sets forth certain income statement information for the Company as a percentage of net sales for the three months and nine months ended December 27, 1997 and January 2, 1999, with the results of Power Ten included from its date of acquisition on May 29, 1998:

                                                            THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                   DEC. 27, 1997        JAN. 2, 1999      DEC. 27, 1997        JAN. 2, 1999
                                                   -------------        ------------      -------------        ------------
Net sales......................................         100.0%               100.0%            100.0%              100.0%
Cost of sales..................................          50.0                 55.4              52.2                55.0
                                                        -----                -----             -----               -----
    Gross profit...............................          50.0                 44.6              47.8                45.0
Selling, general and administrative expense....          14.1                 16.6              14.6                17.2
Research and development and engineering
  expenses.....................................           9.5                 10.1               9.5                10.4
Amortization expense...........................           1.9                  4.3               2.1                 3.5
                                                        -----                -----             -----               -----
    Operating income...........................          24.5%                13.6%             21.6%               13.9%
                                                        -----                -----             -----               -----
                                                        -----                -----             -----               -----

COMPARISON OF THE THREE MONTHS ENDED JANUARY 2, 1999 TO THE THREE MONTHS ENDED DECEMBER 27, 1997

    NET SALES. Net sales for the quarter ended January 2, 1999 were $14.2 million, a decrease of $3.3 million, or 18.9%, from net sales of $17.5 million for the quarter ended December 27, 1997. This decrease was due to a decrease in sales of programmable DC products (primarily attributable to decreased sales to Racal Instruments, Inc. ("Racal"), as discussed in the following paragraph), partially offset by an increase in sales of Space Systems products, AC products and the inclusion of the results of Power Ten.

    In the first quarter of fiscal year 1999, the Company was notified by Racal Instruments, Inc., a systems integrator for test and measurement equipment which provides certain automatic test equipment ("ATE") systems utilizing Elgar's programmable power supplies to manufacturers, including a leading semiconductor manufacturer, that the leading semiconductor manufacturer referred to above has decided to cease orders for Elgar's current AT-8000 DC power supplies until anticipated "next generation" technology is available. Elgar's prototype ATE system for this next-generation technology was delivered to the end-user in August 1998 with production scheduled to commence in the latter part of calendar 1999. Racal accounted for approximately $17.7 million, or 28.3%, of the Company's total net sales in fiscal l998, the substantial majority of which was attributable to the semiconductor manufacturer. Revenues from Racal were less than $0.1 million for the quarter ended January 2, 1999 and $3.1 million for the nine months ended January 2, 1999. As result of the conversion to the next-generation product described above, the Company does not expect to book revenues from Racal for sales to the semiconductor manufacturer during the remainder of fiscal 1999.

    A major customer of Space Systems products recently requested that the Company upgrade one of its satellite testing systems. Since this upgrade will require additional engineering efforts on the part of the Company and testing on the part of the customer, deliveries of additional systems to the customer are expected to be delayed. These delays are expected to adversely affect the Company's anticipated sales in fiscal 2000.

    GROSS PROFIT. Gross profit for the quarter ended January 2, 1999 was $6.3 million, a decrease of $2.5 million, or 28.4%, from gross profit of $8.8 million for the quarter ended December 27, 1997. As a percentage of net sales, gross profit decreased from 50.0% for the quarter ended December 27, 1997 to 44.6% for the quarter ended January 2, 1999. The decrease in gross profit was primarily attributable to unfavorable product mix and lower sales volume.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses were $2.4 million for the quarter ended January 2, 1999, a decrease of $0.1 million, or 4.0%, from SG&A expenses of $2.5 million for the quarter ended December 27, 1997. SG&A expenses increased as a percentage of net sales from 14.1% for the quarter ended December 27, 1997 to 16.6% for the quarter ended January 2, 1999. The decrease in dollars in SG&A was primarily due to a reduction in advertising expense, lower commissions due to lower sales volume and lower levels of bonuses expected as compared to the prior year.

    RESEARCH AND DEVELOPMENT AND ENGINEERING EXPENSES. Research and development and engineering expenses were $1.4 million for the quarter ended January 2, 1999, a decrease of $0.3 million, or 17.6%, from research and development and engineering expenses of $1.7 million for the quarter ended December 27, 1997. As a percentage of net sales, research and development and engineering expense increased from 9.5% for the quarter ended December 27, 1997 to 10.1% for the quarter ended January 2, 1999. The decrease in dollars was due to lower labor, consulting and engineering material expense in the quarter ended January 2, 1999 versus the quarter ended December 27, 1997.

    AMORTIZATION EXPENSE. Amortization expense increased to $0.6 million for the quarter ended January 2, 1999 from $0.3 million for the quarter ended December 27, 1997. This increase was due to three months of amortization expense incurred in connection with the Company's acquisition of Power Ten.

    OPERATING INCOME. Operating income was $1.9 million for the quarter ended January 2, 1999, a decrease of $2.4 million, or 55.8%, from operating income of $4.3 million for the quarter ended December 27, 1997. Operating income decreased as a percentage of net sales from 24.5% for the quarter ended December 27, 1997 to 13.6% for the quarter ended January 2, 1999, due to the factors discussed above.

    INCOME TAXES. Income taxes for the three months ended January 2, 1999 contained a tax benefit of $361,000, compared to a tax provision of $2.1 million for the three months ended December 27, 1997. The Company's effective tax rate was 51.9% for the three months ended January 2, 1999 and 53.9% for the three months ended December 27, 1997. The effective tax rate differs from the statutory tax rate of 40.0%, primarily due to the non-deductibility of goodwill for tax purposes and realization of R & D tax credits utilized by the Company.

COMPARISON OF THE NINE MONTHS ENDED JANUARY 2, 1999 TO THE NINE MONTHS ENDED DECEMBER 27, 1997

    NET SALES. Net sales for the nine months ended January 2, 1999 were $47.1 million, an increase of $0.5 million, or 1.1%, from net sales of $46.6 million for the nine months ended December 27, 1997. During the nine months ended January 2, 1999, increases in (i) sales to the U.S. Navy's CASS Program, (ii) sales of Sorensen-brand products and (iii) sales of GUPS products and customer service revenues, along with the inclusion of the results of Power Ten, were offset by a decrease in sales of programmable DC products (primarily attributable to decreased sales to Racal).

    GROSS PROFIT. Gross profit for the nine months ended January 2, 1999 was $21.2 million, a decrease of $1.1 million, or 4.9%, from gross profit of $22.3 million for the nine months ended December 27, 1997. As a percentage of net sales, gross profit decreased from 47.8% for the nine months ended December 27, 1997 to 45.0% for the nine months ended January 2, 1999. The decrease in gross profit was primarily attributable to unfavorable product mix.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $8.1 million for the nine months ended January 2, 1999, an increase of $1.3 million, or 19.1%, from SG&A expenses of $6.8 million for the nine months ended December 27, 1997. SG&A expenses increased as a percentage of net sales from 14.6% for the nine months ended December 27, 1997 to 17.2% for the nine months ended January 2, 1999. The increase in dollars was primarily due to the inclusion of $0.9 million of such expenses from Power Ten, $0.2 million of nonrecurring expenditures incurred in connection with the acquisition of Power Ten and merit increases.

    RESEARCH AND DEVELOPMENT AND ENGINEERING EXPENSES. Research and development and engineering expenses were $4.9 million for the nine months ended January 2, 1999, an increase of $0.5 million, or 11.4%, from research and development and engineering expenses of $4.4 million for the nine months ended December 27, 1997. The increase was primarily due to the inclusion of $0.4 million of such expense from Power Ten and a $0.1 million increase in labor costs. As a percentage of net sales, research and development and engineering expense increased from 9.5% for the nine months ended December 27, 1997 to 10.4% for the nine months ended January 2, 1999.

    AMORTIZATION EXPENSE. Amortization expense increased to $1.7 million for the nine months ended January 2, 1999 from $1.0 million for the nine months ended December 27, 1997. This increase was due to seven months of amortization expense incurred in connection with the Company's acquisition of Power Ten.

    OPERATING INCOME. Operating income was $6.6 million for the nine months ended January 2, 1999, a decrease of $3.5 million, or 34.7%, from operating income of $10.1 million for the nine months ended December 27, 1997. Operating income decreased as a percentage of net sales from 21.6% for the nine months ended December 27, 1997 to 13.9% for the nine months ended January 2, 1999, due to the factors discussed above.

    INCOME TAXES. Income taxes for the nine months ended January 2, 1999 contained a tax benefit of $243,000, compared to a tax provision of $4.4 million for the nine months ended December 27, 1997. The Company's effective tax rate was 16,8% for the three months ended January 2, 1999 and 49.1% for the three months ended December 27, 1997. The effective tax rate differs from the statutory tax rate of 40.0%, primarily due to the non-deductibility of goodwill for tax purposes realization of R & D tax credits utilized by the Company.

LIQUIDITY AND CAPITAL RESOURCES

    CASH FLOW. The Company's principal uses of cash are to finance working capital, debt service and capital expenditures. Historically, the Company has funded its activities principally from working capital and a line of credit.

    Cash flow provided by operating activities for the nine months ended January 2, 1999 was $4.3 million, a decrease of $0.2 million from cash flow of $4.5 million provided by operating activities for the nine months ended December 27, 1997. This decrease was attributable to a decrease in net income of $5.8 million, a decrease of $2.3 million in accruals, a decrease of $0.9 million in accounts payable and a decrease of $0.9 million in income tax accrual, offset by a $3.7 million decrease in accounts receivable, a $2.8 million decrease in inventory, a $2.5 million increase in interest payable on the Senior Notes and a $0.7 million decrease in intangibles.

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

    CAPITAL REQUIREMENTS. The Company's capital expenditures were $294,000 and $933,000 for the nine months ended January 2, 1999 and December 27, 1997, respectively.

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

    With a view to the year 2000 issue, the Company has undertaken a detailed review of all of the significant operating systems, software applications and hardware used in its operations. The Company has also made contact with its major suppliers in order to determine their state of readiness. The Company's operating systems and business software updates have been installed and tested, and personal computer hardware and software upgrades/replacements are being evaluated for conversion by the end of fiscal 1999. Other items such as the phone switch, bank capabilities, outside insurance carriers and the outside payroll system are being evaluated for conversion before the end of fiscal 1999. Management expects that the cost to become year 2000 compliant, including conversion of its business software and upgrades of its personal computer hardware and software, will total approximately $80,000 ($15,000 of which has been incurred to date). Compliance status from key suppliers will be evaluated to determine whether the Company will need to switch sources to ensure ongoing product/service availability. This evaluation/conversion is expected to be completed by September 1999. A contingency plan has not been developed as the risk on remaining items is considered low. Should any issues arise which cannot be adequately addressed and remedied, management will develop a contingency plan at that point.

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

    Based on the steps taken to date, management does not expect that the year 2000 issue will materially affect the Company's operations due to problems encountered by its suppliers, customers or end-users for its products, although no assurances can be given as to this.

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   Exhibits.

         EXHIBIT NO.           DESCRIPTION

            27                 Financial Data Schedule

         (b) No current reports on Form 8-K were filed during the quarter ended January 2, 1999.

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ELGAR HOLDINGS, INC.

Dated:  February 16, 1999        By: /s/ CHRISTOPHER W. KELFORD
                                     ------------------------------
                                     Christopher W. Kelford
                                     Vice President--Finance, Chief Financial
                                     Officer, Treasurer and Assistant Secretary