Form 10-Q
period 1999-04-03
ELGAR HOLDINGS INC
filed 1999-05-18
CIK 1061976

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

  |X|        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                  For the quarterly period ended April 3, 1999

                                       OR

  |_|       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from              to
                                                 --------------  -------------

                       COMMISSION FILE NUMBER 1-333-55797

                                ---------------

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

                                ---------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes  X     No
                                                     -----     -----

         As of May 17, 1999, the number of shares outstanding of the Registrant's Common Stock was 2,300,000.

                      ELGAR HOLDINGS, INC. AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


                                                                                         PAGE
PART I    FINANCIAL INFORMATION                                                         NUMBER
------    ---------------------                                                         ------
Item 1    Consolidated Financial Statements
              Consolidated Statements of Operations for the three months  ended
                March 28, 1998 (unaudited) and the three months  ended April 3,
                1999 (unaudited)..................................................         3
              Consolidated Balance Sheets as of March 28, 1998 and
                April 3, 1999 (unaudited).........................................         4
              Consolidated Statements of Cash Flows for the three months ended
                March 28, 1998 (unaudited) and the three months ended April 3,
                1999 (unaudited)..................................................         5
          Notes to Consolidated Financial Statements (unaudited)..................         6

Item 2    Management's Discussion and Analysis of Financial Condition and Results
            of Operations.........................................................        12

Item 3    Quantitative and Qualitative Disclosures About Market Risks.............        15

PART II   OTHER INFORMATION

Item 6        Exhibits and Reports on Form 8-K....................................        17


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                      ELGAR HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                    FOR THE THREE MONTHS ENDED
                                                  -------------------------------
                                                  MARCH 28, 1998    APRIL 3, 1999
                                                  --------------    -------------
Net sales.....................................       $15,881           $14,993
Cost of sales.................................         8,619             8,589
                                                     -------           -------
    Gross profit..............................         7,262             6,404
Selling, general and administrative expense...         2,652             2,644
Research and development and engineering
   expenses...................................         1,795             1,497
Amortization expense..........................           328               606
                                                     -------           -------
    Operating income..........................         2,487             1,657
Interest expense, net.........................         2,245             2,689
                                                     -------           -------
Income (loss) before income tax provision
   (benefit)..................................           242            (1,032)
Income tax provision (benefit)................            39              (175)
                                                     -------           -------
    Net income (loss).........................       $   203           $  (857)
                                                     =======           =======


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                      ELGAR HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                   MARCH 28, 1998        APRIL 3, 1999
                                                                                                          (UNAUDITED)
                                                                                   --------------        -------------
                                               ASSETS
CURRENT ASSETS:
  Cash and cash equivalents....................................................         $  2,666              $  3,243
  Accounts receivable, net of allowance for doubtful accounts of $197 and
     $234 as of March 28, 1998 and April 3, 1999, respectively................             6,453                 6,213
  Inventories.................................................................             8,305                 8,423
  Deferred tax assets.........................................................             1,098                   796
  Prepaids and other..........................................................               373                   983
                                                                                        --------              --------
      Total current assets....................................................            18,895                19,658
PROPERTY, PLANT AND EQUIPMENT, at cost, net of accumulated depreciation and amortization of $1,643 and $2,565 as of March 28, 1998 and April 3, 1999,
   respectively...............................................................             2,952                 2,459
INTANGIBLE ASSETS, net of accumulated amortization of  $2,711 and $5,700
   as of March 28, 1998 and April 3, 1999, respectively.......................            22,412                36,791
DEFERRED TAX ASSETS, net of current portion...................................               653                   653
                                                                                        --------              --------
                                                                                        $ 44,912              $ 59,561
                                                                                        ========              ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable............................................................          $  3,068              $  2,062
  Accrued liabilities.........................................................             4,801                 4,602
  Current portion of long-term debt...........................................              --                    --
  Current portion of capital lease obligations................................                17                    14
                                                                                        --------              --------
      Total current liabilities...............................................             7,886                 6,678
CAPITAL LEASE OBLIGATIONS, net of current portion.............................                19                     5
LONG-TERM DEBT, net of current portion........................................            90,000               100,000
                                                                                        --------              --------
      Total liabilities.......................................................            97,905               106,683
                                                                                        --------              --------
SERIES A 10% CUMULATIVE REDEEMABLE PREFERRED STOCK,
   no par value, 20,000 shares authorized; 10,000 shares
   issued and outstanding.....................................................             8,478                 9,721
                                                                                        --------              --------
STOCKHOLDERS' EQUITY (DEFICIT):
  Series B 6% Cumulative Convertible Preferred Stock, no par value, 0 and
     5,000 shares authorized, issued and outstanding on March 28, 1998
     and April 3, 1999, respectively..........................................              --                   5,000
  Series C 6% Cumulative Convertible Preferred Stock, no par value,
     0 and 4,000 shares authorized, issued and outstanding on March 28, 1998
     and April 3, 1999, respectively..........................................              --                   4,000
  Common Stock, $.01 par value, 5,000,000 shares authorized; 2,300,000 shares
     issued and outstanding...................................................                23                    23
  Additional paid-in capital..................................................           (67,926)              (68,558)
  Retained earnings...........................................................             6,432                 2,692
                                                                                        --------              --------
                                                                                         (61,471)              (56,843)
                                                                                        --------              --------
                                                                                        $ 44,912              $ 59,561
                                                                                        ========              ========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                      ELGAR HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                                  FOR THE THREE MONTHS ENDED
                                                                               --------------------------------
                                                                               MARCH 28, 1998     APRIL 3, 1999
                                                                               --------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).....................................................          $    203        $  (857)
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
      Amortization of intangibles.......................................               329            606
      Amortization of deferred loan costs...............................                83            184
      Write-off of deferred loan costs..................................               665            --
      Depreciation and amortization on property, plant and equipment....               276            293
      (Gain) loss on sale of property, plant and equipment..............               (12)            27
      (Increases) decreases in assets:
         Accounts receivable............................................             1,111         (1,045)
         Inventories....................................................               (56)           672
         Prepaids and other.............................................              (160)           373
         Deferred tax assets............................................              (119)           --
      Increases (decreases) in liabilities:
         Accounts payable...............................................               101         (1,102)
         Accrued liabilities............................................               146             (8)
         Income taxes payable...........................................              (943)           --
         Interest payable...............................................             1,303         (2,222)
                                                                                   -------        --------
  Net cash provided by (used in) operating activities...................             2,927         (3,079)
                                                                                   -------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment............................              (295)          (180)
  Proceeds from sale of property, plant and equipment...................                10             --
                                                                                   -------        --------
  Net cash used in investing activities.................................              (285)          (180)
                                                                                   -------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock issuance .........................................            19,014            --
  Proceeds from preferred stock/warrant issuance........................            10,000          4,000
  Issuance of Senior Notes .............................................            90,000            --
  Proceeds from bank borrowings.........................................               580            --
  Repayments on debt ...................................................           (11,789)        (4,000)
  Payments under capital leases.........................................                (8)            (5)
  Deferred financing costs .............................................            (5,414)            --
  Recapitalization consideration........................................          (102,617)            --
                                                                                   -------        --------
  Net cash used in financing activities.................................              (234)            (5)
                                                                                   -------        --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................             2,408         (3,264)
CASH AND CASH EQUIVALENTS, beginning of period..........................               258          6,507
                                                                                   -------        --------
CASH AND CASH EQUIVALENTS, end of period................................          $  2,666        $ 3,243
                                                                                  ========        =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest................................................          $    289        $ 4,736
  Cash paid for income taxes............................................             1,225           (596)

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Series A preferred stock dividend-in-kind.............................          $    150        $   275
  Series B and Series C preferred stock dividend accrual................          $     --        $    82
  Accretion of discount on Series A preferred stock.....................          $     28        $    42


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

         On February 3, 1998, the Company consummated a recapitalization (the "Recapitalization") in which all shares of the Company's common stock, other than those retained by certain members of management and certain other shareholders (the "Continuing Shareholders"), were converted into the right to receive cash based upon a formula. The Continuing Shareholders retained approximately 15% of the common equity of the Company while new investors acquired the balance of the equity interests in the Company.

         On May 29, 1998, Elgar acquired all of the issued and outstanding shares of common stock of Power Ten, which specializes in developing and manufacturing high-quality, high-power DC power supplies. In connection with the acquisition, which was accounted for as a purchase, Elgar entered into non-compete agreements with the two former stockholders of Power Ten, one of whom is currently a member of Power Ten's management team. The acquisition was financed by the issuance of 5,000 shares of Series B Convertible Preferred Stock and borrowings under the Company's credit facility (the "Credit Facility") with Bankers Trust Company, as agent ("Bankers Trust").

         Unaudited condensed pro forma net sales and net income (loss) for the three month periods ended March 28, 1998 and April 3, 1999, assuming the Recapitalization and the Power Ten acquisition occurred on December 28, 1997, and also assuming a 40% statutory tax rate, are as follows (in thousands):

                                                 THREE MONTHS ENDED
                                         ---------------------------------
                                         MARCH 28, 1998       APRIL 3, 1999
                                         --------------       -------------
Net sales...........................        $ 18,545            $ 14,993
Net income (loss)...................        $    210            $   (857)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION/BASIS OF PRESENTATION

         The accompanying consolidated financial statements as of and for the three months ended April 3, 1999 include the accounts of the Company and its wholly owned subsidiary, Elgar, and the accounts of Elgar's wholly owned subsidiary, Power Ten. All significant intercompany accounts and transactions have been eliminated. The accompanying financial statements as of and for the three months ended March 28, 1998 include only the accounts of Elgar. These financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q. These financial statements have not been examined by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial condition, results of operations and cash flows for such periods.

   INTERIM ACCOUNTING PERIODS

                          ELGAR HOLDINGS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending the Saturday closest to December 31. As disclosed in its Current Report on Form 8-K filed on March 26, 1999, the Company recently changed its fiscal year end from the Saturday closest to March 31 to the Saturday closest to December 31. Interim periods include 13 or 14 weeks ending the last Saturday closest to the end of the quarter. Results of operations for the three months ended April 3, 1999 are not necessarily indicative of the results to be expected for the Company's fiscal year ending January 1, 2000.

   CASH EQUIVALENTS

         Cash equivalents at March 28, 1998 and April 3, 1999 consist of cash held in a money market account.

   INVENTORIES

         Inventories, which include materials, direct labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and are comprised of the following (in thousands):

                                                 MARCH 28, 1998    APRIL 3, 1999
                                                 --------------    -------------
Raw materials...............................          $3,745            $3,868
Work-in-process.............................           3,677             2,461
Finished goods..............................             883             2,094
                                                      ------            ------
     Total..................................          $8,305            $8,423
                                                      ======            ======

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

                          ELGAR HOLDINGS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

   CONCENTRATION OF CREDIT RISK

         In the quarter ended April 3, 1999, sales to two customers accounted for approximately 25% and 20% of the Company's net sales. In the quarter ended March 28, 1998, sales to three customers accounted for approximately 23%, 19% and 11% of the Company's net sales. No other customers individually represented more than 10% of net sales in the quarter ended April 3, 1999 or March 28, 1998. The Company performs ongoing credit evaluation of its customers' financial condition, and maintains reserves for potential credit losses.

   RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 requires reporting certain information about operating segments in annual and interim-period financial statements. The Company adopted SFAS No. 130 on March 29, 1998. The Company had no elements of comprehensive income during the three months ended April 3, 1999. The Company adopted SFAS No. 131 on January 3, 1999.

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and for Hedging Activities." SFAS No. 133 requires that all derivatives be recorded on the balance sheet as an asset or liability measured at its fair value with changes in fair value recognized currently in earnings unless hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999; however, a company may implement the provisions of SFAS No. 133 as of the beginning of any fiscal quarter after June 16, 1998. The Company has not yet determined what impact, if any, the adoption of SFAS No. 133 will have on the Company's consolidated financial statements, results of operations or related disclosures thereto. The Company intends to adopt SFAS No. 133 on January 2, 2000.

                              ELGAR HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. LONG-TERM DEBT, CREDIT FACILITY AND CAPITAL CALL AGREEMENT

   SENIOR NOTES

         In connection with the Recapitalization, all outstanding borrowings under the then-existing revolving line of credit agreement and term loans payable to a bank aggregating approximately $10.9 million were repaid and, concurrently, the Company issued $90 million of 9.875% Senior Notes due February 1, 2008 and entered into the Credit Facility. Interest on the Senior Notes is payable semi-annually on each February 1 and August 1.

   CREDIT FACILITY

         In connection with the Recapitalization, Elgar, as borrower, and the Company, as guarantor, entered into a credit agreement (the "Credit Agreement") with Bankers Trust, as agent, which provided for a $15 million revolving credit facility (the "Revolving Facility") that matures on February 3, 2003. On May 29, 1998, in connection with the acquisition of Power Ten, the Credit Agreement was amended and restated to, among other things, increase the available borrowings to $30 million by adding a $15 million term facility (the "Term Facility") to the existing $15 million Revolving Facility. Elgar used all of the proceeds from the Term Facility to finance a portion of the purchase price for Power Ten. Loans under the Credit Agreement are secured by substantially all of the Company's assets (including a pledge of the capital stock of Elgar and Power
Ten) and guaranteed by the Company and Power Ten. No amounts were outstanding under the Revolving Facility as of March 28, 1998 and April 3, 1999, respectively.

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

         On February 12, 1999, the Company and Elgar entered into a First Amendment and Waiver to the Credit Agreement pursuant to which, among other things, available borrowings under the Revolving Facility were reduced from $15 million to $5 million, certain financial covenants were amended, and the Company and Elgar received a waiver for past noncompliance with the covenants referred to in the prior paragraph. The Company was in compliance with the covenants contained in the Credit Agreement, as amended, for the quarter ended April 3, 1999.

   CAPITAL CALL AGREEMENT

         In connection with amending the Credit Agreement on May 29, 1998, the Company, Elgar and the Company's majority shareholder entered into a capital call agreement with Bankers Trust (the "Capital Call Agreement"). On February 12, 1999, in connection with entering into the First Amendment and Waiver to the Credit Agreement, the majority shareholder agreed to make a capital contribution to the Company by no later than March 31, 1999 in the amount of $4.0 million. This contribution was made on March 31, 1999, at which time the Company transferred the funds to Elgar for purposes of repaying outstanding indebtedness under the Credit Agreement. See Note 4 below. In addition, on February 12, 1999, the majority shareholder entered into an Amended and Restated Capital Call Agreement with Bankers Trust pursuant to which, among other things, the majority shareholder agreed to contribute up to an additional

                              ELGAR HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


$5.0 million of capital to the Company upon the occurrence of certain events, including the Company's failure to comply with certain financial covenants contained in the Amended and Restated Capital Call Agreement. The Company was in compliance with such covenants for the quarter ended April 3, 1999.

4. PREFERRED STOCK

   REDEEMABLE PREFERRED STOCK

         In connection with the Recapitalization, the Company issued 10,000 shares of redeemable preferred stock, designated as Series A 10% Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock"), for cash proceeds of $10.0 million. In connection with such issuance, the Company also issued to the purchasers of the Series A Preferred Stock warrants to purchase 353,744 shares of the Company's common stock. A value of $1.7 million has been attributed to the warrants. The $1.7 million warrant value is included in additional paid-in-capital as of March 28, 1998 and April 3, 1999.

         Dividends are payable to the holders of the Series A Preferred Stock at the annual rate per share of 10% times the sum of $1,000 and accrued but unpaid dividends. Dividends are payable at the rate per share of 0.10 shares of Series A Preferred Stock through January 31, 2001, and in cash on and after April 30, 2001. Dividends are payable quarterly on January 31, April 30, July 31 and October 31 of each year, commencing April 30, 1998. Dividends are fully cumulative and accrue on a quarterly basis.

   CONVERTIBLE PREFERRED STOCK

         In connection with the acquisition of Power Ten, the Company issued 5,000 shares of Series B 6% Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") for cash proceeds of $5.0 million. The offering, which was made in compliance with the subscription rights contained in the Company's Shareholders Agreement, was completed on May 29, 1998.

         In connection with entering into the First Amendment and Waiver to the Credit Agreement, the Company's majority shareholder agreed to make a capital contribution to the Company by no later than March 31, 1999 in the amount of $4.0 million. In order to effectuate the contribution, the Company issued 4,000 shares of Series C 6% Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") for cash proceeds of $4.0 million. The offering, which was made in compliance with the subscription rights contained in the Company's Shareholders Agreement, was completed on March 31, 1999.

         Dividends are payable to the holders of the Series B Preferred Stock and Series C Preferred Stock at the annual rate per share of 6% times the sum of $1,000 and accrued but unpaid dividends. Such dividends are payable semi-annually on April 30 and October 31 of each year, commencing October 31, 1998, when and if declared by the Board of Directors out of funds legally available therefor. During the quarter ended April 3, 1999, the Company accrued $77,108 of dividends on the Series B Preferred Stock and $4,667 of dividends on the Series C Preferred Stock.

         The Series B Preferred Stock and Series C Preferred Stock, which rank on a parity with each other, rank junior to the Series A Preferred Stock.

                              ELGAR HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         At March 28, 1998 and April 3, 1999, a total of 353,744 shares of common stock were reserved for issuance for the exercise of warrants at the initial exercise price of $5.00 per share to the holders of the Series A Preferred Stock. The exercise price and number of warrant shares are both subject to adjustment in certain events.

6. INTEREST RATE SWAP

         On June 22, 1998, the Company entered into an interest rate swap agreement with a bank with a notional amount of $7.5 million. Under the swap agreement, the Company is required to pay a fixed rate of 5.83% on each March 24, June 24, September 24 and December 24, commencing on September 24, 1998. The swap agreement terminates on June 25, 2001. The Company will receive a floating rate based on the three-month London Interbank Offering Rate (LIBOR) on the same dates as described above. In connection with the swap agreement, the Company has included $0 and $10,875 in interest expense in its consolidated statements of operations for the three months ended March 28, 1998 and April 3, 1999, respectively.

7. STOCK OPTION PLAN

         The Elgar Holdings, Inc. 1998 Stock Option Plan, as amended on March 24, 1999 (the "Option Plan"), provides for the issuance of up to 489,763 shares of common stock pursuant to awards granted under the Option Plan (as of January 2, 1999, prior to the amendment, 265,374 shares of common stock were authorized for issuance under the Option Plan). As of April 3, 1999, there were options outstanding to purchase 468,500 shares of common stock (though issuances of options to purchase 168,500 shares of common stock are subject to receipt of a waiver by the requisite percentage of the Company's stockholders of a subscription right contained in the Shareholders Agreement). All options have been granted at fair market value on the date of grant. Options vest ratably over four years and generally expire on the tenth anniversary of the date of grant.

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

RESULTS OF OPERATIONS

         The following table sets forth certain income statement information for the Company as a percentage of net sales for the three months ended March 28, 1998 and April 3, 1999, with the results of Power Ten included from its date of acquisition on May 29, 1998:

                                                      THREE MONTHS ENDED
                                             -----------------------------------
                                               MARCH 28, 1998     APRIL 3, 1999
                                             -----------------  ----------------
Net sales...............................           100.0%               100.0%
Cost of sales...........................            54.3                 57.3
                                                   -----                -----
    Gross profit........................            45.7                 42.7
Selling, general and administrative
   expense..............................            16.7                 17.6
Research and development and
   engineering expenses.................            11.3                 10.0
Amortization expense....................             2.0                  4.0
                                                   -----                -----
    Operating income....................            15.7%                11.1%
                                                   -----                -----

COMPARISON OF THE THREE MONTHS ENDED APRIL 3, 1999 TO THE THREE MONTHS ENDED MARCH 28, 1998

         NET SALES. Net sales for the quarter ended April 3, 1999 were $15.0 million, a decrease of $0.9 million, or 5.7%, from net sales of $15.9 million for the quarter ended March 28, 1998. This decrease was due to a decrease in sales of programmable DC products (primarily attributable to decreased sales to Racal Instruments, Inc. ("Racal"), as discussed in the following paragraph), partially offset by an increase in sales of Space Systems products and the inclusion of the results of Power Ten.

         Racal is a systems integrator for test and measurement equipment which provides certain automatic test equipment ("ATE") systems utilizing Elgar's programmable power supplies to manufacturers, including a leading semiconductor manufacturer. In the second quarter of calendar year 1998, Racal notified the Company that the leading semiconductor manufacturer had decided to cease orders for Elgar's current AT-8000 DC power supplies until the "next generation" technology was available. Elgar's prototype power supplies for this next-generation technology were delivered to the end-user in August 1998. The Company commenced delivering pre-production power supplies to the end-user in the second quarter of 1999, and anticipates receiving production orders from the end-user in the latter part of calendar 1999 or early 2000. Racal accounted for approximately $3.6 million, or 22.6%, of the Company's total net sales in the quarter ended March 28, 1998, the substantial majority of which was attributable to the semiconductor manufacturer. The Company did not record any sales to Racal in the quarter ended April 3, 1999.

         A major customer of Space Systems products recently requested that the Company upgrade one of its satellite testing systems. Since this upgrade will require additional engineering efforts on the part of the Company and testing on the part of the customer, deliveries of additional systems to the customer are expected to be delayed. These delays are expected to adversely affect the Company's net sales at the end of calendar 1999 and the beginning of calendar 2000.

         GROSS PROFIT. Gross profit for the quarter ended April 3, 1999 was $6.4 million, a decrease of $0.9 million, or 12.3%, from gross profit of $7.3 million for the quarter ended March 28, 1998. As a percentage of net sales, gross profit decreased from 45.7% for the quarter ended March 28, 1998 to 42.7% for the quarter ended April 3, 1999. The decrease in gross profit was primarily attributable to unfavorable product mix and lower sales volume.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses were $2.6 million for the quarter ended April 3, 1999, a decrease of $0.1 million, or 3.7%, from SG&A expenses of $2.7 million for the quarter ended March 28, 1998. SG&A expenses increased as a percentage of net sales from 16.7% for the quarter ended March 28, 1998 to 17.6% for the quarter ended April 3, 1999. The increase in SG&A as a percentage of net sales was primarily due to lower sales.

         RESEARCH AND DEVELOPMENT AND ENGINEERING EXPENSES. Research and development and engineering expenses were $1.5 million for the quarter ended April 3, 1999, a decrease of $0.3 million, or 16.7%, from research and development and engineering expenses of $1.8 million for the quarter ended March 28, 1998. As a percentage of net sales, research and development and engineering expense decreased from 11.3% for the quarter ended March 28, 1998 to 10.0% for the quarter ended April 3, 1999. The decrease was due to lower labor and software purchases in the quarter ended April 3, 1999 versus the quarter ended March 28, 1998.

         AMORTIZATION EXPENSE. Amortization expense increased to $0.6 million for the quarter ended April 3, 1999 from $0.3 million for the quarter ended March 28, 1998. This increase was due to three months of amortization expense incurred in connection with the Company's acquisition of Power Ten.

         OPERATING INCOME. Operating income was $1.7 million for the quarter ended April 3, 1999, a decrease of $0.8 million, or 32.0%, from operating income of $2.5 million for the quarter ended March 28, 1998. Operating income decreased as a percentage of net sales from 15.7% for the quarter ended March 28, 1998 to 11.1% for the quarter ended April 3, 1999, due to the factors discussed above.

         INCOME TAXES. Income taxes for the three months ended April 3, 1999 contained a tax benefit of $175,000, compared to a tax provision of $39,000 for the three months ended March 28, 1998. The Company's effective tax rate was 17.0% for the three months ended April 3, 1999 and 16.1% for the three months ended March 28, 1998. The effective tax rate differs from the statutory tax rate of 40.0%, primarily due to the non-deductibility of goodwill for tax purposes and realization of research and development tax credits utilized by the Company.

LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOW. The Company's principal uses of cash are to finance working capital, debt service and capital expenditures. Historically, the Company has funded its activities principally from working capital and a line of credit.

         Cash flow used by operating activities for the three months ended April 3, 1999 was $3.1 million, a decrease of $6.0 million from cash flow of $2.9 million provided by operating activities for the three months ended March 28, 1998. This decrease was attributable to a decrease in net income of $1.1 million, a $3.5 million increase in interest payable on the Senior Notes in the quarter ended April 3, 1999 as compared to the quarter ended March 28, 1998, an increase of $2.2 million in accounts receivable and a decrease of $1.2 million in accounts payable, offset by a $0.9 million increase in income tax payable, a $0.8 million decrease in inventory, and a $0.3 million decrease in intangibles.

         SOURCES OF CAPITAL. The Company anticipates that its principal uses of cash will be working capital requirements, debt service requirements and capital expenditures. Based upon current and anticipated levels of operations, management believes that its cash flow from operations, together with amounts available under the Company's credit facility, will be adequate to meet its anticipated requirements for the foreseeable future for working capital, interest payments, payments under the Company's term credit facility and capital expenditures. The Company's future operating performance will be subject to future economic conditions and to financial, business and other factors, many of which may be beyond the Company's control.

         CAPITAL REQUIREMENTS. The Company's capital expenditures were $180,000 in the three months ended April 3, 1999 compared to $295,000 in the three months ended March 28, 1998.

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

         With a view to the year 2000 issue, the Company has undertaken a detailed review of all of the significant operating systems, software applications and hardware used in its operations. The Company has also made contact with its major suppliers in order to determine their state of readiness. The Company's operating systems and business software updates have been installed and tested, and personal computer hardware and software upgrades/replacements have been converted. Other items such as the phone switch, bank capabilities, outside insurance carriers and the outside payroll system are being evaluated for conversion before the end of June 1999. Management expects that the cost to become year 2000 compliant, including conversion of its business software and upgrades of its personal computer hardware and software, will total approximately $80,000 ($38,000 of which has been incurred to date). Compliance status from key suppliers is being evaluated to determine whether the Company will need to switch sources to ensure ongoing product/service availability. This evaluation/conversion is expected to be completed by September 1999. A contingency plan is being developed, notwithstanding that the risk on remaining items is considered low.

         Management believes that its most significant exposure on the year 2000 issue is from suppliers that experience problems. Along those lines, management is both obtaining year 2000 compliance certificates from significant suppliers and meeting with key suppliers to assess compliance status. Should any of the areas being addressed not provide adequate results, management will evaluate alternate suppliers for raw material requirements.

         Based on the steps taken to date, management does not expect that the year 2000 issue will materially affect the Company's operations due to problems encountered by its suppliers, customers or end-users for its products, although no assurances can be given as to this.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The Company has only limited involvement in derivative financial instruments and does not hold or issue them for trading purposes. Certain amounts borrowed under the Company's Credit Facility are at variable interest rates and the Company is thus subject to market risk resulting from interest rate fluctuations. The Company enters into interest rate swaps in part to alter interest rate exposures. Interest rate swaps allow the Company to raise long-term borrowings at floating rates and effectively swap them into fixed rates that are lower than those available to the Company if fixed-rate borrowings were made directly. Under interest rate swaps, the Company agrees with another party to exchange, at specified intervals, the difference between fixed-rate and floating-rate amounts calculated by reference to an agreed notional principal amount. See Note 6 to the Company's Consolidated Financial Statements included elsewhere in this report. As of April 3, 1999, all but $2,500,000 of the Company's long-term bank debt was covered by this swap arrangement. Thus, the Company's exposure with respect to upward movements in interest rates is with respect this portion of its bank debt.

         In addition, the Company is exposed to market risks related to fluctuations in interest rates on the Senior Notes. For fixed rate debt such as the Senior Notes, changes in interest rates generally affect the fair value of the debt instrument. The Company does not have an obligation to repay the Senior Notes prior to maturity in February 2008 and, as a result, interest-rate risk and changes in fair value should not have a significant impact on the Company.

         The tables below provide information as of April 3, 1999 about the Company's derivative instruments and other financial instruments that are sensitive to changes in interest rates.


LONG TERM BANK DEBT (VARIABLE RATE)
Principal amount                           $10,000,000(1)
Variable interest rate                     7.75%(2)
Maturity--tranche                          June 30, 1999
Maturity--loan                             February 3, 2002
Remaining principal payments:

        1999                                            $0
        2000                                    $1,250,000
        2001                                    $3,750,000
        2002                                    $4,000,000
        2003                                    $1,000,000

----------------
(1) $7,500,000 of this amount is covered by the interest-rate swap arrangement described below.
(2) Renewals are based on the Eurodollar Rate plus 2.75%.



INTEREST RATE SWAP ARRANGEMENT (FIXED RATE)
Parties                                    The Company (fixed rate payor) and
                                           Bankers Trust Company
                                           (floating rate payor)
Notional amount                            $7,500,000
Fixed interest rate                        5.83% (1)
Floating interest rate                     5.6875% for the current period (2)
Swap interest                              $10,875 (3)
Commencement date                          June 24, 1998
Maturity date                              June 25, 2001


----------------
(1) As the fixed interest rate payor, the Company is required to pay a fixed rate of 5.83% per annum on the $7,500,000 notional amount, payable quarterly on each March 24, June 24, September 24 and December 24 (with the first such payment made on September 24, 1998).

(2) As the floating rate payor, Bankers Trust Company is required to pay a floating rate of interest on the $7,500,000 notional amount, based on the three-month London Interbank Offering Rate (LIBOR), payable quarterly on each March 24, June 24, September 24 and December 24 (with the first such payment made on September 24, 1998).

(3) In connection with the swap agreement, the Company recorded $10,875 of interest expense for its fiscal quarter ended April 3, 1999.


SENIOR NOTES (FIXED RATE)
Principal amount outstanding               $90,000,000
Fixed interest rate                        9.875%
Maturity date                              February 1, 2008


PART II       OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

              (a)   EXHIBITS.

              EXHIBIT NO.        DESCRIPTION

                      3.1 Certificate of Designations for the Series C 6% Cumulative Convertible Preferred Stock of Elgar Holdings, Inc.

                      10.1 First Amendment and Waiver, dated as of February 12, 1999, among Elgar Holdings, Inc., Elgar Electronics Corporation, the lenders party to the Credit Agreement and Bankers Trust Company, as Agent

                      10.2 Second Amendment, dated as of March 24, 1999, among Elgar Holdings, Inc., Elgar Electronics Corporation, the lenders party to the Credit Agreement and Bankers Trust Company, as Agent

                      10.3 Amended and Restated Capital Call Agreement, dated as of May 29, 1998 and amended and restated as of February 12, 1999, among J.F. Lehman Equity Investors L.P., Elgar Holdings, Inc., Elgar Electronics Corporation and Bankers Trust Company, as Agent

                      10.4 Elgar Holdings, Inc. 1998 Stock Option Plan, as Amended and Restated on March 24, 1999

                      27         Financial Data Schedule


              (b) A Form 8-K was filed on March 26, 1999.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ELGAR HOLDINGS, INC.

Dated:  May 17, 1999         By: /s/ CHRISTOPHER W. KELFORD
                                 --------------------------------------------
                                 Christopher W. Kelford
                                 Vice President--Finance, Chief Financial
                                   Officer, Treasurer and Assistant Secretary