Form 10-K405
period 1999-01-02
ELGAR HOLDINGS INC
filed 1999-06-22
CIK 1061976

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------
                                    FORM 10-K
         (Mark One)

         / / Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
                  For the fiscal year ___________________
                                       or
         /X/ Transition Report Pursuant to Section 13 or 15 (d) of Securities Exchange Act of 1934
                  For the Transition Period From March 29, 1998 to January 2,
                  1999

                        Commission File Number 333-55797
                                  -------------
                              ELGAR HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

        DELAWARE                                   51-0373329
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)

                9250 BROWN DEER ROAD, SAN DIEGO, CALIFORNIA 92121
               (Address of principal executive office) (Zip Code)

                                 (619) 450-0085
              (Registrant's telephone number, including area code)
                                  -------------
          Securities registered pursuant to Section 12 (b) of the Act:
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                          9-7/8% SENIOR NOTES DUE 2008
                   GUARANTEES OF 9-7/8% SENIOR NOTES DUE 2008
                              (Title of each class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of June 18, 1999, the number of outstanding shares of the registrant's Common Stock was 2,300,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           TABLE OF OTHER REGISTRANTS

                                                                                   Address Including Zip Code and
                                                                                   Area Code and Telephone Number
                                   Jurisdiction of         IRS Employer                     of Principal
Name of Corporation                 Incorporation        Identification Number            Executive Offices
-------------------------------   -----------------   -------------------------   ---------------------------------
Elgar Electronics Corporation       California               33-0198753           9250 Brown Deer Road
                                                                                  San Diego, CA 92121
                                                                                  (619) 450-0085

Power Ten                           California               94-2783211           120 Knowles Drive
                                                                                  Los Gatos, California 95030
                                                                                  (408) 871-1700

                              ELGAR HOLDINGS, INC.
                    INDEX TO TRANSITIONAL REPORT ON FORM 10-K
       FOR THE TRANSITIONAL PERIOD FROM MARCH 29, 1998 TO JANUARY 2, 1999

CAPTION                                                                      PAGE
-------                                                                      ----
                                               PART I
ITEM 1.        BUSINESS.......................................................1

ITEM 2.        PROPERTIES....................................................10

ITEM 3.        LEGAL PROCEEDINGS.............................................10

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........10

                                              PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS...........................................11

ITEM 6.        SELECTED FINANCIAL DATA.......................................11

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS...........................14

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
               RISK..........................................................19

ITEM 8.        CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
               DATA..........................................................21

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE...........................21

                                              PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............22

ITEM 11.       EXECUTIVE COMPENSATION........................................27

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT....................................................31

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................32

                                              PART IV

ITEM 14.       EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES,
               AND REPORTS ON FORM 8-K.......................................35

                                     PART I

ITEM 1.  BUSINESS

      IN THIS REPORT, THE "COMPANY," "EHI," "WE," "US" AND "OUR" REFER TO ELGAR HOLDINGS, INC. AND ITS SUBSIDIARIES, UNLESS THE CONTEXT REQUIRES OTHERWISE.

OVERVIEW

      We design and manufacture programmable power equipment and systems used to test electronic equipment during development, manufacture and operation. With two of the most recognized brand names and broadest product offerings in a fragmented industry, we are one of the largest manufacturers of programmable power equipment in the United States. Our products are an integral component of overall systems' testing conducted by a broad range of manufacturers and end-users of electronic equipment to ensure product quality and performance. Power testing is a critical procedure in a multitude of applications, including satellites, weapons systems and medical equipment, which demand fault-free components.

      We view our business in five principal product areas, which are:

      - programmable DC power, which is a type of programmable power supply used to test products that require direct current ("DC") inputs, such as components, printed circuit boards, semiconductors, medical equipment, telecommunications equipment, avionics and numerous other types of electronic products,

      - Solar Array Simulators (or "SAS"), which are used for extensive testing of satellite systems throughout the manufacturing process and just prior to launch,

      - the Consolidated Automated Support System ("CASS") Program for the U.S. Navy (for which we provide programmable AC and DC, fixed DC and power conditioning products),

      - programmable AC power, which is a type of programmable power supply used to test alternating current ("AC") products such as avionics, computers, DC power supplies, appliances and many other types of electronic products, and

      - other products and services, which consist of (1) power conditioning and uninterruptible power supply ("UPS") products, which supply back-up power principally to military computer and communications systems and oil exploration companies for data logging applications, and (2) repair services and spare parts we provide to each of the markets listed above.

      As a holding company, we operate through our wholly owned subsidiary, Elgar Electronics Corporation ("Elgar"), and its wholly owned subsidiary, Power Ten ("Power Ten"), which we acquired in May 1998.

INDUSTRY OVERVIEW

      Test and measurement ("T&M") products are used to evaluate the design parameters, specifications and operation of a variety of electronic equipment in the commercial, industrial and military sectors at the development, manufacturing and/or deployment stages. The T&M market is fragmented with numerous companies operating in several specialized segments. Within the overall testing market, we compete in numerous programmable power niches, including programmable DC power, programmable AC power and satellite test systems.

      Power supplies are critical in the production process for a number of end-users that require a specified series of power conditions to evaluate performance of components, subassemblies or end-products under real world conditions. Power is conditioned and transformed into either an alternating current ("AC"), which is similar to that coming from an outlet, or a direct current ("DC"), which is similar in form to the power coming from a battery. Programmable AC power supplies provide power which is converted to a form that changes voltage continuously and are used to test devices that require AC power such as consumer appliances and avionics. The output can be varied by computer program to determine susceptibility of a test item to changes in voltage, frequency, electrical noise and phase. AC customers include the military and appliance, computer and power supply manufacturers.

      Programmable DC power supplies provide output with constant voltage and are used to test or stress devices such as electronic printed circuit boards and avionics that require DC input power. The output can be varied by computer program to determine the susceptibility of test items to voltage and current. The segment has a diverse customer base that includes component, printed circuit board and computer manufactures as well as the military. Recently, original equipment manufacturers, or OEMs, have begun to purchase and integrate programmable DC power supplies into their products for applications which include medical treatment equipment, semiconductor wafer manufacture and telecommunications.

      In the early 1990s, military applications traditionally dominated the market as the defense industry required sophisticated testing for the deployment of increasingly complex weapons systems. In recent years, market focus has shifted toward the industrial and consumer electronic industries. Companies which primarily supplied equipment to the military and defense industry have begun to focus on a different end-user base that includes the telecommunications, transportation and satellite communication industries, with the computer and telecommunications industries comprising the primary markets driving growth.

      Technological changes have prompted many industries to begin using increasingly complex electronic equipment in products ranging from automotive components to florescent lighting, necessitating greater purchases of power supplies for testing. Demand has increased for test and measurement equipment as growth in emerging market countries has lead to increased use of electronics and electronic products within their economies. Additionally, Japanese and European countries have generally been faster to adapt to international standards with the consequence that U.S.-based firms have been obligated to move in the same direction as their dependence on foreign sales increases. Adoption of standardized requirements for electronics in the European Community should provide future growth opportunities worldwide.

PRINCIPAL MARKETS AND PRODUCTS

      Our programmable power and related products are used in a broad range of commercial and military applications for the following purposes:

      - to test design parameters in the development of new electronic equipment,

      -     to test specifications during manufacturing of such equipment,

      - to confirm the operation of electronic equipment once field-deployed,

      - to "burn-in" components in order to reduce the likelihood of failures in the field, and

      -     for selected OEM applications.

      We capitalize on our in-house digital engineering expertise to develop versatile programmable equipment that is flexible and adaptable in generating specified series of power conditions. While our products have a life expectancy of at least five to ten years, technological advances and customers' continual need for more features drives growth in demand and generates repeat sales.

      We categorize our sales along five product areas, with net sales shown by product area for the Nine Month Transition Period:

                                                                  NET SALES FOR THE NINE MONTH
                                                                  PERIOD ENDED JANUARY 2, 1999
                                                                  ----------------------------
PRODUCT LINE                                                        $ (000S)        % OF TOTAL
------------                                                      -------------  -------------
Programmable DC Power......................................          $21,136           44.8%

Solar Array Simulators.....................................            6,517           13.8

CASS Program...............................................            8,376           17.8

Programmable AC Power......................................            6,131           13.0

Other Products and Services................................            4,976           10.6
                                                                     -------          -----

      Total................................................          $47,136           100.0%
                                                                     -------           ------
                                                                     -------           ------

    PROGRAMMABLE DC POWER

      Our programmable DC product line includes over 130 products which are used by commercial companies and military programs for applications relating to avionics, computer and communication equipment, semiconductor and product burn-in, industrial process control and bench-top and research and development equipment. Typical customers for our programmable DC products include Racal Instruments ("Racal"), Applied Materials, Siemens, GenRad, Halliburton Company, Lucent Technologies, Teradyne and Veeco Instruments.

      Our programmable DC products generate a wide range of dynamic DC voltages and currents, providing the electrical power to test any type of DC electronic equipment from semiconductors to automobile electronics. Manufacturers of such electronic equipment conduct tests during production and burn-in the equipment prior to shipment to evaluate performance of the specific product or component during all possible input power variations and to reduce infant mortality in the field. In addition to use in testing equipment, our programmable DC power products are also used by OEMs as power sources within end products, as discussed elsewhere herein.

      Through Racal, a systems integrator for test and measurement equipment, we are the sole source supplier of programmable DC power equipment to a leading semiconductor manufacturer for use in automatic test equipment ("ATE") systems for microprocessors. Since securing this business in September 1996, our revenue from this relationship has increased from $3.2 million in our fiscal year ended March 29, 1997 to $17.7 million in our fiscal year ended March 28, 1998. In May 1998, we were notified by Racal that the semiconductor manufacturer had decided to cease orders for our current AT-8000 DC power supplies until anticipated "next generation" technology was developed. Our prototype ATE system for this next-generation technology was delivered to the end-user in August 1998. We commenced delivering pre-production power supplies to the end-user in the second quarter of calendar 1999, and we anticipate receiving production orders from the end-user in the latter part of calendar 1999 or early 2000. As result of the conversion to the next-generation product described above, our net sales to Racal in the Nine Month Transition Period were $3.1 million.

      To date, we have provided programmable power supplies to OEMs such as Siemens Medical Systems for oncology devices, Applied Materials and Veeco Instruments for semiconductor manufacturing equipment and Cellular One for inclusion in telecommunications equipment.

      Some existing and potential customers do not require products with the power, sophistication and range of features as those which we produce. Recognizing this, we have secured a supply arrangement with Good Will Corporation of Taiwan and Chroma ATE, Inc. of Taiwan to manufacture less sophisticated, lower priced programmable DC product and AC product under the ELGAR and SORENSEN brand names, which are then resold through our distribution channels. In addition, our purchase of Power Ten in May 1998 has broadened our product line for high power programmable DC products.

      In addition to our new programmable DC product which we introduced to Racal in 1998, we expect to introduce four additional new programmable DC products by the end of 2000. These products include two ATE products, one benchtop model and one burn-in product.

    SOLAR ARRAY SIMULATORS

      Given the significant cost involved in building, launching and insuring satellites, fully testing units prior to launch is critical. With the flexibility to generate any possible power scenario that solar panels may produce in space, our fully integrated Solar Array Simulator test system performs mission-critical power testing throughout the satellite manufacturing process right up to launch. The SAS can be programmed to create the output power forms associated with a wide variety of solar array operating environments including direct solar illumination, spinning orbits, an eclipse, aging of the solar array and many other conditions.

      Based on contracts awarded and our understanding of our competition, we believe we are one of the leading third-party sources for satellite ground power test systems in the United States. Historically, most satellite companies produced their own test equipment. However, satellite manufacturers are looking to reduce costs and shorten production times as competition in their industry intensifies and the demand for satellite production increases. As a result, satellite manufacturers are purchasing test equipment from third-party manufacturers who can provide more versatile equipment at a lower cost. As third-party test systems continue to replace customers' in-house developed systems, we believe that our SAS business potential is in its early growth stages, as evidenced by the increase in revenues attributable to SAS of $1.8 million in our fiscal 1994 to $8.4 million in our fiscal year ended March 28, 1998 and $6.5 million for the Nine Month Transition Period (ended January 2,
1999). A major customer of our Solar Array Simulator systems recently requested that we upgrade one our SAS systems. Since this upgrade will require additional engineering efforts on our part and testing on the part of the customer, deliveries of additional systems to the customer are expected to be delayed. These delays are expected to adversely affect our net sales toward the latter part of calendar 1999 and in early 2000. Due to the large dollar amount of each SAS system we sell and the program nature of satellite manufacturing requirements, our SAS revenues typically fluctuate throughout the year.

      We introduced our Solar Array Simulator in 1993 and in 1994 we were awarded a major contract to supply solar array simulators, battery simulators and telemetry components to Lockheed Martin, a subcontractor to Iridium Inc., Motorola's venture to develop a network of satellites to provide global mobile telephone service. Today, we supply virtually every major U.S. satellite program, including Lockheed Martin's Telstar 4, Stardust, MGS and A2100; Motorola's Iridium; Loral's Intelsat 7, MCI and Tempo; TRW's EOS and SMTS; and Hughes' HS601, HS702 and Galaxy. In addition, we have received orders for SAS from European satellite manufacturers Matra Marconi Space, Terma, European Space Agency and Alcatel ETCA.

      We plan to further increase our SAS business by selling complete ground power test systems to our customers, such as a system we recently shipped to Hughes which included battery simulators, programmable loads and ancillary telemetry, safety and other related equipment.

    CASS PROGRAM

      The CASS Program is a long-term, high-priority U.S. Navy initiative designed to replace the proliferation of customized ATE and related test program sets for aircraft carriers, depots and test integration facilities in order to significantly reduce operating costs. Through a state-of-the-art, computer-controlled ATE station that tests avionics, the U.S. Navy has achieved its goal of eliminating the proliferation of customized ATE and reducing testing costs. Our role in the CASS Program is to supply the entire power subsystem for the ATE stations, which consists of three types of power supplies:

      - a power conditioner, battery charger and batteries which together constitute an input power conditioning system as well as battery back-up in case of power failure,

      - programmable AC and DC power supplies which provide the test stimulus for avionics testing and

      - nonprogrammable DC power supplies which supply the internal ATE station instruments with fixed supply voltages.

      We are the sole source supplier of the power subsystem to Lockheed Martin, the prime contractor for the CASS Program. Having delivered 485 systems to date, our current contract for the CASS Program covers the delivery of 42 additional systems under a contract fully funded through early 2000. The Navy is also considering an expansion of the CASS program to equip non-carrier ships. Based on its success, Lockheed Martin is marketing CASS aggressively to selected foreign militaries. If Lockheed Martin obtains any such business, this could represent additional opportunities for revenue growth. Further, other branches of the military have initiated programs similar to CASS, including the U.S. Army's Intermediate Forward Test Equipment and the U.S. Air Force's deployable F-15 downsize program, both of which currently utilize our other standard products.

    AC POWER

      Our programmable AC products generate a wide range of dynamic AC voltages, frequencies and currents, simulating all possible electrical power waveforms. In addition to pure AC waveforms, our AC products are capable of creating any distortion to the wave including noise, spikes, drop-outs and shifts in time. Like our DC products, our AC products are used to test electronic equipment such as consumer appliances, computers, DC power supplies and avionics, with the tests subjecting the equipment to all possible power variations needed to evaluate performance of the specific product or component.

      Our leading AC product, the SmartWave-TM-, is widely recognized in the industry as one of the most technologically advanced AC products on the market. The AC power market, which has been dominated by military spending in the past, is a small but steady and attractive niche for us. We believe that we have one of the largest shares of this AC power market. We are currently an incumbent on many major U.S. government ATE contracts.

      Contracts with the United States government (whether directly or indirectly) are subject to cancellation for default or convenience by the government if deemed in its best interests. In addition, based on audits conducted by the government with respect to its contracts, profits may be renegotiated with respect to certain programs and contracts, as has recently occurred with respect to certain aspects of the

CASS Program. In the last five years, we have experienced only one cancellation of a contract at the government's convenience (in 1993). At no time have we experienced a government cancellation by default. As 26.9% of our net sales in the Nine Month Transition Period were made directly or indirectly to the U.S. Government, a significant portion of our business is subject to the government prerogatives described above.

      In addition to providing AC power to the military markets, significant commercial opportunities for AC power in the European Community have arisen as well. We introduced the European Standards Tester ("EST") to test electronic equipment for compliance with the new European (IEC) testing standards for electricity. In addition, we have introduced two additional products for the European Community, which are the True Wave (TW) and EW3001 (a product line extension).

    OTHER PRODUCTS AND SERVICES

      Other products and services comprises two components, which are:

      - power conditioning and uninterruptible power supply ("UPS") products, and

      -     customer service.

      Our power conditioning and UPS product line includes a range of instruments which are capable of providing precise AC output power regardless of the input power distortions or drop-outs. This type of product is used in critical applications where electrical power fluctuations could have severe consequences, such as with field-support for military operations and back-up for data logging in oil exploration missions. The Global Uninterruptible Power Supply (GUPS-TM-), our principal product in this line, is designed to handle any input power from anywhere in the world, including aircraft power, and generates a clean AC output even when the input power is lost.

      Additionally, we offer comprehensive customer service for all of our product offerings through our in-house staff of five customer service technicians, two service administrators and four customer service engineers. Our customer service organization provides global repair and spare parts for all products we offer, and provides technical assistance to our international distributors which are responsible for equipment repairs in their territories and to customers who repair equipment in-house.

BACKLOG

      Our backlog at January 2, 1999 was approximately $18.4 million (approximately $0.05 million of which was attributable to Racal). We expect to ship $13.2 million of this backlog in calendar 1999. Our backlog was $25.2 million at December 27, 1997 (approximately $3.4 million of which was attributable to Racal). Our backlog consists of product orders for which a customer purchase order has been received and accepted and which is scheduled for shipment. Orders are subject to rescheduling or cancellation by the customer, usually without penalty. Backlog also consists of customer-funded research and development payable under support contracts with our customers and orders for billable services. Because of possible changes in product delivery schedules, cancellation of product orders and sales will sometimes reflect orders shipped in the same month they are received, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. Moreover, we do not believe that backlog is necessarily indicative of our future results of operations or prospects.

RESEARCH AND DEVELOPMENT

      At May 29, 1999, our engineering department consisted of 71 people, 40 of whom are engineers. 29 of the engineers are actively involved in new product development, with the remainder involved in support or sustaining functions. The other 31 persons in the engineering organization include technicians, designers and drafters. As evidence of our commitment to new product development, our research and development and engineering expenses were $4.0 million in fiscal 1997, $6.2 million in fiscal 1998 and $4.9 million for the Nine Month Transition Period. Customer-funded research and development comprised $0.6 million, $0.3 million and $0.2 million of our overall research and development expense incurred in fiscal 1997, fiscal 1998 and the Nine Month Transition Period, respectively.

      The development and introduction of new products has been and will continue to be an essential part of our growth strategy to increase market share and expand into new markets. Our current management team has had a record of successful and profitable new product introductions, including the SmartWave and the Solar Array Simulator products. These and other existing products are considered superior in the marketplace due to their digital capabilities, flexible format, high-quality engineering and long-term reliability. Our in-house development efforts are focused on leveraging our strong engineering capabilities to produce higher-end, more sophisticated products utilizing digital technology. Management, in conjunction with the sales force and engineering department, has demonstrated a strong ability to identify potential product areas and create technical solutions.

COMPETITION

      The principal competitive factors affecting the market for our products include vendor and product reputation, price, architecture, functionality and features, product performance specifications, ease of implementation, ease of use and quality of customer support. We believe that we have competed effectively to date in all of our markets.

      While the AC and DC markets are very competitive, we maintain an excellent competitive position in each, with approximately 20% of the global AC market (which we believe gives us the largest market share of this market) and approximately 11% of the global DC market. Hewlett-Packard has the leading market share in the global DC market, with an approximate 30% market share. Notwithstanding Hewlett-Packard's leading position in the global DC market, we have competed favorably with Hewlett-Packard in the past, such as with securing our test and measurement semiconductor business, and believe we will continue to do so in the future. Both markets are relatively fragmented, and most competitors are either small businesses or noncore subsidiaries of much larger parent corporations.

      The only currently viable competition for our Solar Array Simulators is presented by "in-house" engineering staffs of individual spacecraft and satellite manufacturers.

      With respect to the CASS Program, we are currently the sole source supplier of the product we supply to the CASS Program, and as such, we do not face any competition at present with respect to this portion of our business.

SALES AND MARKETING

      We sell our products principally through sales representatives in the U.S. and through distributors internationally, with some direct sales to specific customers and markets. Our sales organization includes 31 in-house employees (22 of whom are in sales and marketing, eight in customer service support, one in general and administrative and four outside consultants), as well over 70 representative/distributor companies with more than 300 salespeople worldwide. We believe that our sales network is one of our major assets and a significant competitive advantage over the sales channels of many of our competitors.

      Our in-house sales force includes eight sales managers who are each responsible for working with customers and prospective customers to provide existing or custom solutions to their needs. Our seven sales engineers, who support the sales managers, representatives and customers, design solutions according to customers' applications. In turn, these 15 sales professionals are supported by an administrative staff of five people. Our sales and marketing team also includes three marketing professionals who conduct marketing research, create collateral material and training manuals, coordinate the placement of advertising in appropriate trade journals and other periodicals, as well as organize trade shows and perform general public relations work. With a view towards increasing revenues from programmable power products supplied for inclusion in OEM products, we have hired a sales and marketing person dedicated to developing leads and securing orders from other OEMs within industries which are potential customers for our products. In addition, we retain the services of a consultant to facilitate sales to the Far East.

      We have strong relationships with the majority of our sales representatives. In the U.S., we believe we have retained the services of the top sales representative for our products in each region of the U.S. Internationally, we believe we are represented by top-tier international distributors in the regions where we sell our products. Our sales representatives are essentially field extensions of our sales team, helping to identify and pursue sales opportunities. As a result, the sales force, including the representative network, has been instrumental in identifying potential new product opportunities, thus helping to guide our research and development efforts to the most promising areas. In an effort to maximize the effectiveness of our domestic sales network, we have established a Representative Board, comprised of the chief executives of five of our sales representative organizations, that meets with management on a quarterly basis to discuss marketing strategy and execution of the marketing plan. Our sales representatives sell a variety of non-competing, complementary test and measurement products from a number of manufacturers to over 6,000 customers. Only one sales representative accounted for 10% or more of our net sales in the Nine Month Transition Period (ended January 2, 1999). Though domestic sales accounted for approximately 92.8% of total net sales in the Nine Month Transition Period, we see potential markets for our products in the Asia-Pacific and European regions, as well as an eventual market in Latin America.

MANUFACTURING

      Our manufacturing facilities are organized and run efficiently with a focus on quality, productivity and cost and inventory management, and our manufacturing equipment is modern and allows for efficient and quality production. We have designed and constructed our own in-house test stations to speed production. At Elgar, operations management has identified four core manufacturing competencies, and has redesigned the production floor to use work cells and simplify material handling and assembly methodology based on these competencies, which are:

      -     wire harness/heatsink assembly,

      -     magnetics (transformer assembly),

      -     low-volume printed circuit board assembly and

      -     final assembly and testing.

      The redesign has allowed maximum productivity and leveraging of common processes across product lines, since the majority of Elgar's products use the same basic components. We have invested in semi-automated test processes to reduce cycle times and labor costs and established cross-functional teams to reduce procurement costs. These teams have identified and implemented major product savings by selecting suppliers that have process methodologies that support our mix and volume. These efforts have also reduced the need for significant investment in working capital.

      As part of our cost management program, we have outsourced certain lower-end, high volume subassemblies of transformers and printed circuit boards to two subcontract assembly plants in nearby Tijuana and Tecate, Mexico. All subcontract subassemblies are subjected to our inspection and test process as assurance that quality expectations are met.

      We have also implemented a "red light" quality assurance system which has improved quality, reduced rework and obviated the need for some final testing processes. The basic strategy of the "red light" system is to empower front-line workers to identify a problem as early as possible during the production process and stop the entire effected production line until the problem is corrected. A cross-functional team is immediately dispatched to diagnose and solve the problem. Any affected components are sent back in the cycle to be fixed, and production is not allowed to resume until the problem is corrected.

SIGNIFICANT CUSTOMERS

      Certain customers are material to our business and operations. In the Nine Month Transition Period, Lockheed Martin, through various of its operating units, accounted for approximately $9.4 million, or 20.0%, of total net sales, and Hughes accounted for approximately $5.7 million, or 12.1%, of total net sales. During the Nine Month Transition Period, our top five customers accounted for approximately $21.2 million of net sales, representing 45.0% of our total net sales. During the 1997 Transition Period, Racal accounted for approximately $14.0 million, or 30.0%, of our total net sales, and Lockheed Martin, through various of its operating units, accounted for approximately $8.1 million, or 17.5%, of our total sales. In our fiscal year ended March 28, 1998, Racal accounted for approximately $17.7 million, or 28.3%, of our total net sales, and Lockheed Martin, through various of its operating units, accounted for approximately $11.5 million, or 18.4%, of our total sales. As discussed above under "--Principal Markets and Products--Programmable Power Supplies," sales to Racal decreased significantly in the Nine Month Transition Period.

      Although we believe that we have strong, long-standing relationships with our significant customers, the loss of any significant customer, or a significant reduction in our business with any of them (as with decrease in revenues from Racal in the Nine Month Transition Period) could have a material adverse effect on our business, results of operations and financial condition.

EMPLOYEES

      At May 29, 1999, we had 383 full-time employees, including 88 manufacturing personnel, 71 engineering personnel, 32 administrative personnel, 24 sales and marketing personnel, eight customer service personnel and 160 personnel involved in direct labor. No attempts to unionize any of our employees have been made. We consider our employee relations to be good.

INTELLECTUAL PROPERTY

      We have trademarked our SmartWave and GUPS products and have been operating under the ELGAR and SORENSEN trade names for over 30 years. In addition to the protection offered by trademark laws and regulations, we rely upon trade secret protection for our confidential and proprietary information and technology.

ENVIRONMENTAL

      We are subject to various evolving federal, state and local environmental laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of hazardous and non-hazardous substances and wastes. These laws and regulations provide for substantial fines and sanctions for violations and, in many cases, could require us to remediate a site to meet applicable legal requirements. We are not aware of any material environmental conditions affecting the properties where we conduct our business. In connection with the Company's recapitalization on February 3, 1998 (the "Recapitalization"), certain of our stockholders agreed, for the benefit of the Company and its new investors, subject to certain limitations as to survival and amount, to indemnify us against environmental liabilities incurred prior to the consummation of the Recapitalization. Indemnification for our benefit under the Recapitalization Agreement (including for environmental claims) must exceed $500,000 in the aggregate and is limited to $7,000,000 in the aggregate.

ITEM 2.  PROPERTIES

      For Elgar's operations, which are based in San Diego, California, we lease four facilities in close proximity totaling approximately 118,000 square feet, with lease terms expiring no sooner than 2001, which are used for:

      - the design and production of Elgar's standard DC and AC products, production for the CASS Program and administrative headquarters (87,300 sq. ft.),

      - the design and production of most Sorensen-brand products (14,600 sq. ft.),

      -     digital engineering and accounting (7,100 sq. ft.) and

      - manufacturing of magnetics and PDU, a power conditioning product (9,100 sq. ft.).

      For Power Ten's operations, which are based in Los Gatos, California (11 miles southwest of San Jose), we utilize a 29,100 square foot facility under a lease that expires in July 2000 (with two options to renew for two-year periods). We sublease 5,300 square feet of this space to an unaffiliated party.

      We believe that our facilities are in good condition with substantial capacity available for increased production of current product lines and new product introductions. As a result, no substantial capital expenditures are expected to be required to accommodate the projected revenue growth.

ITEM 3.  LEGAL PROCEEDINGS

      We are routinely involved in legal proceedings related to the ordinary course of our business. We do not believe any such matters will have a material adverse effect on us. We maintain property, general liability and product liability insurance in amounts which we believe are consistent with industry practices and adequate for our operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the Nine Month Transition Period.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON EQUITY DIVIDENDS

      Our Common Stock is not listed or traded on any exchange. At January 2, 1999, there were 28 record holders of our Common Stock.

      We have not paid any cash dividends on our Common Stock to date. We intend to retain all future earnings for use in the development of our business and, consequently, do not anticipate paying cash dividends in the foreseeable future. The payment of all dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition, general business conditions and the prior payment of cash dividends to the holders of our preferred stock. Our ability to pay dividends to our stockholders, and the ability of our subsidiaries to pay dividends to us, is restricted by the indenture governing the $90,000,000 principal amount of Senior Notes due 2008 (the "Senior Notes") and the documents governing our credit facility.

RECENT SALES OF UNREGISTERED SECURITIES

         In connection with our acquisition of Power Ten on May 29, 1998, EHI issued and sold 5,000 shares of Series B 6% Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") for cash proceeds of $5.0 million. The purchasers of the Series B Preferred Stock were those of our stockholders and warrantholders who elected to participate in a pro rata subscription offering. Upon the occurrence of certain triggering events, the holders of the Series B Convertible Preferred Stock are entitled to convert such shares into our Common Stock at a price of $10 per share.

      In connection with the amendment of the credit agreement governing our credit facility on February 12, 1999 and our majority shareholder's agreement, in connection therewith, to make a capital contribution to us in the amount of $4.0 million, on March 31, 1999, EHI issued and sold 4,000 shares of Series C 6% Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") for cash proceeds of $4.0 million. The purchasers of the Series C Preferred Stock were those of our stockholders and warrantholders who elected to participate in a pro rata subscription offering. Upon the occurrence of certain triggering events, the holders of the Series C Convertible Preferred Stock are entitled to convert such shares into our Common Stock at a price of $1.50 per share.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

      NOTE REGARDING FISCAL YEAR ENDS: After the completion of our fiscal year ended September 30, 1995, we changed our fiscal year end from the Saturday closest to September 30 to the Saturday closest to March 31. As a result, the data presented below for the fiscal years ended September 30, 1995 and April 3, 1996 contain an overlap of six months (from March 31, 1995 to September 30, 1995). On March 24, 1999, we once again changed our fiscal year end, this time to the Saturday closest to December 31. Thus, the information presented below for the fiscal year ended March 28, 1998 and the nine month period ended December 27, 1997 contain an overlap of approximately nine months (from March 30, 1997 to December 27, 1997).

      The selected consolidated financial data below (i) for the fiscal years ended April 3, 1996, March 29, 1997 and March 28, 1998 and the Nine Month Transition Period ended January 2, 1999 and (ii) as of March 29, 1997, March 28, 1998 and January 2, 1999 have been derived from our consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants, and are included in Item 14 of this report. The selected consolidated financial data below as of and for the nine month period ended December 27, 1997 have been derived from our unaudited consolidated financial statements, and are included in Item 14 of this report. The selected financial data as of and for the fiscal years ended October 1, 1994 and September 30, 1995 have been derived from our predecessor's unaudited consolidated financial statements for those periods and are not included in this report. The unaudited consolidated financial statements for each of the periods referred to above include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the unaudited periods. The data below reflect the effect of the Recapitalization in February 1998 and our acquisition of Power Ten in May 1998.

         The information presented below is qualified in its entirety by, and should be read in conjunction with, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Consolidated Financial Statements and Supplemental Data.


                                             PREDECESSOR(1)                              THE COMPANY
                                   ---------------------------------    ---------------------------------------------
                                           FISCAL YEAR ENDED              FISCAL YEAR ENDED        NINE MONTHS ENDED
                                   ---------------------------------    ---------------------------------------------
                                     OCT. 1,    SEPT. 30,    APR. 3,     MAR. 29,     MAR. 28,    DEC. 27,    JAN. 2,
                                      1994        1995        1996        1997         1998        1997        1999
                                   ---------    ---------  ---------    ---------    ---------  ---------    --------
                                        (UNAUDITED)                                            (UNAUDITED)
OPERATING DATA:                                                  (DOLLARS IN THOUSANDS)
Net sales.....................      $31,480      $42,880     $42,309     $45,578      $62,496     $46,615     $47,136
Cost of sales.................       19,896       27,313      26,468      26,973       32,944      24,325      26,000
                                     ------       ------      ------      ------       ------      ------      ------
Gross profit..................       11,584       15,567      15,841      18,605       29,552      22,290      21,136
Selling, general and
   administrative expense(2)..        4,972        6,707       7,406       7,770        9,434       6,781       8,114
Research and development and
   engineering expenses.......        3,163        4,052       4,168       3,973        6,242       4,448       4,912
Amortization expense(3).......        2,051        2,149       2,149       1,314        1,314         985       1,663
                                    -------      -------     -------     -------      -------      ------       -----
Operating income..............        1,398        2,659       2,118       5,548       12,562      10,076       6,447
Interest expense, net.........        2,736        3,017       3,578       1,839        3,341       1,096       8,008
                                    -------      -------     -------     -------      -------     -------      ------
Income (loss) before income
   tax provision (benefit)....       (1,338)        (358)     (1,460)      3,709        9,221       8,980      (1,561)
Income tax provision (benefit)          285          716         176       1,872        4,448       4,410        (191)
                                    -------      -------    --------      ------      -------     -------     --------
Net income (loss).............     $ (1,623)    $ (1,074)   $ (1,636)    $ 1,837      $ 4,773     $ 4,570    $ (1,370)
                                     ------       ------      ------      ------       ------      ------      ------
                                     ------       ------      ------      ------       ------      ------      ------
OTHER DATA:
Operating cash flows..........                               $ 2,192     $ 5,312      $ 7,462     $ 4,535     $ 4,323
Investing cash flows..........                               $  (611)   $(14,593)    $ (1,218)    $  (933)   $(17,800)
Financing cash flows..........                               $  (442)    $ 9,499     $ (4,269)   $ (4,035)    $17,318
Depreciation..................          538          687         785         806          883         615         748
Capital expenditures..........        1,155          780         611         621        1,228         933         294
Ratio of earnings to combined
   fixed charges and preferred
   stock dividends(4).........                                             2.97x        3.52x       8.76x          --

OTHER NON-GAAP DATA:
Adjusted EBITDA(5)............      $ 3,987      $ 5,495     $ 5,052     $ 7,668      $15,118     $11,669     $ 9,100
Adjusted EBITDA margin(6).....        12.7%        12.8%       11.9%       16.8%        24.2%       25.0%       19.3%

BALANCE SHEET DATA:(7)
Total assets..................      $38,310      $38,992     $37,891     $36,597      $44,912     $38,922    $ 63,754
Total debt....................       47,431       49,326      19,676      15,216       90,000      11,211     104,000
Stockholders' equity (deficit)      (13,485)     (14,557)     14,000      15,837      (61,471)     20,407     (59,589)
-----------

(1) Presents certain data of our predecessor prior to its acquisition on April 3, 1996. Our predecessor changed its name to Elgar Holdings, Inc. in connection with the Recapitalization on February 3, 1998.

(2) In the fiscal year ended March 28, 1998, selling, general and administrative expenses include approximately $359 of nonrecurring expenditures relating to the Recapitalization.

(3) Amortization expense of our predecessor represents the amortization of goodwill associated with a prior acquisition of Elgar in 1989 and Elgar's acquisition of Sorensen in 1994. Amortization expense of the Company represents the amortization of goodwill associated with its acquisition on April 3, 1996 and of Power Ten by Elgar on May 29, 1998.

(4) In calculating the ratio of earnings to fixed charges, earnings consist of income (loss) before income tax provision (benefit), plus fixed charges. Fixed charges consist of interest incurred (which includes amortization of deferred financing costs) whether expensed or capitalized and a portion of rental expense which management believes is a reasonable approximation of an interest factor. In the Nine Month Transition Period ended January 2, 1999, earnings were insufficient to cover fixed charges by approximately $2,551,000.

(5) EBITDA is the sum of income (loss) before income taxes, interest, depreciation and amortization expense. EBITDA is presented because we believe that it is a widely accepted financial indicator of a company's ability to service indebtedness. However, EBITDA should not be considered as an alternative to net income or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of a company's operating performance or as a measure of liquidity. In the fiscal year ended March 28, 1998, EBITDA excludes the nonrecurring expenditures described in note (2) above.

(6) Adjusted EBITDA margin is equal to Adjusted EBITDA divided by net sales for the periods presented.

(7) Balance sheet data as of April 3, 1996 reflect the allocation of the purchase price associated with the acquisition of Elgar on April 3, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This report contains certain forward-looking statements and information relating to our business that are based on the beliefs of management as well as assumptions made by and information currently available to management. The words "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions, as they relate to our operations, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those expressed in any forward-looking statement. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. We do not intend to update these forward-looking statements.

      The following discussion and analysis should be read in conjunction with "Selected Historical Consolidated Financial Data" and our consolidated financial statements and the notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

      The following table sets forth certain income statement information and other data as a percentage of net sales for the periods indicated:


                                                         FISCAL YEAR ENDED                  NINE MONTHS ENDED
                                              --------------------------------------    ------------------------
                                               APRIL 3,     MARCH 29,      MARCH 28,     DEC. 27,       JAN. 2,
                                               1996(1)         1997          1998          1998          1999
                                              ---------    ----------     ----------    ---------      ---------
STATEMENT OF OPERATIONS DATA:
Net sales................................       100.0%        100.0%        100.0%        100.0%        100.0%
Cost of sales............................        62.6          59.2          52.7          52.2          55.2
                                                -----         -----         -----         -----         -----
Gross profit.............................        37.4          40.8          47.3          47.8          44.8
Selling, general and administrative
  expenses(2)............................        17.5          17.0          15.1          14.5          17.2
Research and development and engineering

  expenses...............................         9.9           8.7          10.0           9.5          10.4
Amortization expense.....................         5.0           2.9           2.1           2.1           3.5
                                                -----         -----         -----         -----         -----
Operating income.........................         5.0%         12.2%         20.1%         21.6%         13.7%
                                                -----         -----         -----         -----         -----
                                                -----         -----         -----         -----         -----
OTHER DATA:
Adjusted EBITDA % (3)....................        11.9%         16.8%         24.2%         25.0%         19.3%

 --------  ---

(1) Presents certain results of our predecessor prior to its acquisition on April 3, 1996.

(2) In our fiscal year ended March 28, 1998, selling, general and administrative expenses include approximately $359 of nonrecurring expenditures relating to the Recapitalization.

(3) Adjusted EBITDA for the fiscal year ended March 28, 1998 excludes the nonrecurring expenditures described in note (2) above.

NINE MONTHS ENDED JANUARY 2, 1999 VERSUS NINE MONTHS ENDED DECEMBER 27, 1997

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

      GROSS PROFIT. Gross profit for the nine months ended January 2, 1999 was $21.2 million, a decrease of $1.1 million, or 4.9%, from gross profit of $22.3 million for the nine months ended December 27, 1997. As a percentage of net sales, gross profit decreased from 47.8% for the nine months ended December 27, 1997 to 44.8% for the nine months ended January 2, 1999. The decrease in gross profit was primarily attributable to unfavorable product mix.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses were $8.1 million for the nine months ended January 2, 1999, an increase of $1.3 million, or 19.1%, from SG&A expenses of $6.8 million for the nine months ended December 27, 1997. SG&A expenses increased as a percentage of net sales from 14.5% for the nine months ended December 27, 1997 to 17.2% for the nine months ended January 2, 1999. The increase in dollars was primarily due to the inclusion of $0.9 million of such expenses from Power Ten, $0.2 million of nonrecurring expenditures incurred in connection with the acquisition of Power Ten and merit increases.

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

      AMORTIZATION EXPENSE. Amortization expense increased to $1.7 million for the nine months ended January 2, 1999 from $1.0 million for the nine months ended December 27, 1997. This increase was due to seven months of amortization expense incurred in connection with our acquisition of Power Ten.

      OPERATING INCOME. Operating income was $6.4 million for the nine months ended January 2, 1999, a decrease of $3.7 million, or 36.6%, from operating income of $10.1 million for the nine months ended December 27, 1997. Operating income decreased as a percentage of net sales from 21.6% for the nine months ended December 27, 1997 to 13.7% for the nine months ended January 2, 1999, due to the factors discussed above.

      INCOME TAXES. Income taxes for the nine months ended January 2, 1999 contained a tax benefit of $191,000, compared to a tax provision of $4.4 million for the nine months ended December 27, 1997. Our effective tax rate was 12.2% for the nine months ended January 2, 1999 and 49.1% for the nine months ended December 27, 1997. The effective tax rate differs from the statutory tax rate of 40.0%, primarily due to the non-deductibility of goodwill for tax purposes and realization of R & D tax credits which we utilize.

FISCAL YEAR ENDED MARCH 28, 1998 VERSUS FISCAL YEAR ENDED MARCH 29, 1997

      NET SALES. Net sales in our fiscal year ended March 28, 1998 ("Fiscal 1998") were $62.5 million, an increase of $16.9 million, or 37.1%, from net sales of $45.6 million in our fiscal year ended March 29,

1997 ("Fiscal 1997"). This increase was primarily attributable to a $13.6 million increase in sales from the DC product line and a $3.3 million increase in SAS sales. The increase in sales from Fiscal 1997 to Fiscal 1998 was due to volume increases.

      GROSS PROFIT. Gross profit in Fiscal 1998 was $29.6 million, an increase of $11.0 million, or 59.1%, from gross profit of $18.6 million in Fiscal 1997. The increase in gross profit was primarily attributable to an increase in net sales, as discussed above, and to a lesser extent, to an increase in the gross profit percentage. An increase in the gross profit percentage from 40.8% to 47.3% was primarily due to a more favorable mix of business, improved manufacturing efficiencies and lower material costs.

      SG&A EXPENSES. SG&A expenses were $9.4 million in Fiscal 1998, an increase of $1.6 million, or 20.5%, from SG&A expenses of $7.8 million in Fiscal 1997. SG&A expenses decreased as a percentage of net sales from 17.0% in Fiscal 1997 to 15.1% in Fiscal 1998. The increase in dollars was primarily due to higher sales volume, which generated an additional $0.6 million in commissions and merit increases for employees, along with $0.4 million of nonrecurring expenditures incurred in connection with the Recapitalization.

      RESEARCH AND DEVELOPMENT AND ENGINEERING EXPENSES. Research and development and engineering expenses in Fiscal 1998 were $6.2 million, an increase of $2.2 million, or 55.0%, from research and development and engineering expenses of $4.0 million in Fiscal 1997. Research and development and engineering expenses increased as a percentage of net sales from 8.7% to 10.0%. The increase was due to an increase in engineering personnel of six employees and a $0.5 million increase in fees paid to consultants primarily to support SAS development.

      AMORTIZATION EXPENSE. Amortization expense was $1.3 million in each of Fiscal 1997 and Fiscal 1998. Amortization expense is comprised of the amortization of goodwill associated with the April 1996 acquisition of Elgar by Carlyle-EEC Holdings, Inc.

      OPERATING INCOME. Operating income was $12.6 million in Fiscal 1998, an increase of $7.1 million, or 129.1%, from operating income of $5.5 million in Fiscal 1997. Operating income increased as a percentage of net sales from 12.2% in Fiscal 1997 to 20.1% in Fiscal 1998. The increase was due to the factors set forth above.

      INCOME TAXES. Income taxes for the Fiscal 1998 contained a tax provision of $4.4 million, compared to a tax provision of $1.9 million for Fiscal 1997. Our effective tax rate was 48.2% for Fiscal 1998 and 50.5% for Fiscal 1997. Our effective tax rate differs from the statutory tax rate of 40.0% primarily due to the non-deductibility of goodwill for tax purposes and realization of research and development tax credits which we utilize.

LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOW. Our principal uses of cash are to finance working capital, debt service and capital expenditures. Historically, we have funded our activities principally from working capital and a line of credit. Cash flow provided by operating activities for the 1998 Transition Period (the nine months ended January 2, 1999) was $4.3 million, a decrease of $0.2 million from cash flow of $4.5 million provided by operating activities in the 1997 Transition Period (the nine months ended December 27, 1997). The decrease in cash flow provided by operating activities was primarily attributable to lower net income partially offset by lower accounts receivable and inventory.

      CAPITAL REQUIREMENTS. Our capital expenditures were $621,000 in Fiscal 1997, $1,228,000 in Fiscal 1998, $933,000 in the 1997 Transition Period and $294,000 in the 1998 Transition Period. The $639,000 decrease from the 1997 Transition Period to the 1998 Transition Period was primarily attributable to facility expansion undertaken during the 1997 Transition Period. We expect to expend approximately $950,000 during calendar 1999 on capital expenditures, primarily for new product support at Elgar and Power Ten.

      SOURCES OF CAPITAL. In connection with the Recapitalization, Elgar, as borrower, and the Company, as guarantor, entered into a credit agreement (the "Credit Agreement") with Bankers Trust, as agent, which provided for a $15.0 million revolving credit facility (the "Revolving Facility") that matures on February 3, 2003. On May 29, 1998, in connection with the acquisition of Power Ten, the Credit Agreement was amended and restated to, among other things, increase the available borrowings to $30.0 million by adding a $15.0 million term facility (the "Term Facility," and collectively with the Revolving Facility, the "Credit Facility") to the existing $15.0 million Revolving Facility. We used all of the proceeds from the Term Facility to finance a portion of the purchase price for Power Ten. Like the Revolving Facility, the Term Facility matures on February 3, 2003.

      On February 12, 1999, the Company and Elgar entered into a First Amendment and Waiver to the Credit Agreement pursuant to which, among other things, available borrowings under the Revolving Facility were reduced from $15.0 million to $5.0 million, certain financial covenants were amended, and the Company and Elgar received a waiver for past noncompliance with certain financial covenants. On March 24, 1999, the Credit Agreement was further amended to reflect the change in the Company's fiscal year end from the Saturday closest to March 31 to the Saturday closest to December 31. Although Elgar was not in compliance with certain financial covenants contained in the Credit Agreement as of January 2, 1999, as mentioned above, Elgar and the Company have received a waiver for such noncompliance.

      Loans made pursuant to the Revolving Facility may be borrowed, repaid and reborrowed from time to time until February 3, 2003, subject to the satisfaction of certain conditions on the date of any such borrowing. As of May 29, 1999, we had not made any draws on the $5.0 million Revolving Facility available to us.

      Payments under the Term Facility are pursuant to an amortization schedule with a final maturity date of February 3, 2003. In connection with our amendment of the Credit Agreement, the $4.0 million of cash we received in connection with our issuance and sale of 4,000 shares of Series C Preferred Stock was applied to reduce the outstanding balance of the Term Facility from $14.0 million to $10.0 million.

      Indebtedness under the Credit Facility bears interest at a floating rate equal to, at our option, the Eurodollar Rate plus a margin of 2.75%, or the Base Rate plus a margin of 1.75%. The margins are subject to reduction as set forth in the Credit Agreement. The effective interest rate on the Term Facility was approximately 8.37% at January 2, 1999. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      Elgar's obligations under the Credit Facility are:

      - secured by a first priority security interest in substantially all of the assets of EHI, Elgar and Power Ten (including, without limitation, accounts receivable, inventory, machinery, equipment, contracts and contract rights, trademarks, copyrights, patents, license agreements and general intangibles),

      -  guaranteed by EHI and Power Ten on a senior basis and

      - secured by a pledge of all of the outstanding capital stock of Elgar and Power Ten.

      The Credit Facility contains customary covenants restricting our ability to, among other things, incur additional indebtedness, create liens or other encumbrances, pay dividends or make other restricted payments, make investments, loans and guarantees or sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity. The Credit Facility also contains a number of financial covenants that require us to meet certain financial ratios and tests and provide that a "change of control" will constitute an event of default.

      Our principal uses of cash are for working capital requirements, debt service requirements and capital expenditures. Based upon current and anticipated levels of operations, we believe that our cash flow from operations, together with amounts available under the Revolving Facility, will be adequate to meet our anticipated requirements for the next 12 months for working capital, interest payments, amortization of the Term Facility and capital expenditures. No assurance can be given, however, that this will be the case. As a holding company with no operations or assets other than our ownership of the capital stock of Elgar, we must rely on dividends and other payments from Elgar to generate the funds necessary to meet our obligations, including the payment of principal of and interest on the Senior Notes. Although the payment of dividends from Power Ten to Elgar and from Elgar to EHI may be restricted by state corporate laws, there are no contractual restrictions which prohibit Power Ten and Elgar from making such upstream distributions. Depending upon our growth rate and profitability, we may require additional equity or debt financing to meet our working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or if available, will be on terms satisfactory to us. Our future operating performance and ability to service or refinance the Senior Notes and to repay, extend or refinance indebtedness drawn under the Credit Facility will be subject to future economic conditions and to financial, business and other factors, many of which may be beyond our control.

      POWER TEN ACQUISITION. On May 29, 1998, we acquired all of the outstanding capital stock of Power Ten for $17,800,000. We financed the purchase price and certain transaction expenses with $15.0 million of proceeds from the Term Facility and the issuance of $5.0 million in aggregate liquidation value of Series B Preferred Stock.

INFLATION AND GENERAL ECONOMIC CONDITIONS

      Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on our results of operations. We do not have a significant number of fixed-price contracts where we bear the risk of cost increases. The only contract with fixed prices beyond 12 months is the CASS Program which has shipments scheduled in calendar 2000 totaling approximately $1.0 million.

YEAR 2000 ISSUE

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

      With a view to the year 2000 issue, we have undertaken a detailed review of all of the significant operating systems, software applications and hardware used in our operations. We have also contacted our major suppliers in order to determine their state of readiness. Our operating systems and business software updates have been installed and tested, and personal computer hardware and software upgrades/replacements have been converted. Other items such as the phone switch, bank capabilities, outside insurance carriers and the outside payroll system are being evaluated for conversion before the end of June 1999. We expect that the cost to become year 2000 ready, including conversion of our business software and upgrades of our personal computer hardware and software, will total approximately $80,000 ($38,000 of which has been incurred to date). Compliance status from key suppliers is being evaluated to determine whether we will need to switch sources to ensure ongoing product/service availability. We expect to complete this evaluation/conversion by September 1999. We are developing a contingency plan, notwithstanding that the risk on remaining items is considered low.

      We believe that our most significant exposure on the year 2000 issue is from suppliers that experience problems. Along those lines, we are both obtaining year 2000 compliance certificates from significant suppliers and meeting with key suppliers to assess compliance status. Should any of the areas being addressed not provide adequate results, we will evaluate alternate suppliers for raw material requirements.

      Based on the steps taken to date, we do not expect that the year 2000 issue will materially affect our operations due to problems encountered by our suppliers, customers or end-users for our products, although no assurances can be given as to this.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We have only limited involvement in derivative financial instruments. We do not hold or issue derivative financial instruments for trading purposes. Certain amounts borrowed under our Credit Facility are at variable interest rates and we are thus subject to market risk resulting from interest rate fluctuations. We enter into interest rate swaps in part to alter interest rate exposures. Interest rate swaps allow us to raise long-term borrowings at floating rates and effectively swap them into fixed rates that are lower than those available to us if fixed-rate borrowings were made directly. Under interest rate swaps, we agree with another party to exchange, at specified intervals, the difference between fixed-rate and floating-rate amounts calculated by reference to an agreed notional principal amount. As of May 29, 1999, all but $2,500,000 of our long-term bank debt was covered by this swap arrangement. Thus, our exposure with respect to upward movements in interest rates is this portion of our bank debt.

      In addition, we are exposed to market risks related to fluctuations in interest rates on our Senior Notes. For fixed rate debt such as the Senior Notes, changes in interest rates generally affect the fair value of the debt instrument. We do not have an obligation to repay the Senior Notes prior to maturity in February 2008 and, as a result, interest-rate risk and changes in fair value should not have a significant impact on us.

      The tables below provide information as of January 2, 1999 about our derivative instruments and other financial instruments that are sensitive to changes in interest rates.

LONG TERM BANK DEBT (VARIABLE RATE)
Principal amount                                     $14,000,000(1)
Variable interest rate                               8.0625%(2)
Maturity--tranche                                    March 31, 1999
Maturity--loan                                       February 3, 2003

Remaining principal payments:

        1999                                           $2,250,000(3)
        2000                                           $3,000,000(3)
        2001                                           $3,750,000
        2002                                           $4,000,000
        2003                                           $1,000,000
-----------

(1) $7,500,000 of this amount is covered by the interest-rate swap arrangement described below.

(2)  Renewals are based on the Eurodollar Rate plus 2.75%.

(3) All principal payments due in 1999 as well as $1,750,000 of the $3,000,000 in principal payments due in 2000 were paid in connection with entering into the First Amendment and Waiver to the Credit Agreement in February 1999.


INTEREST RATE SWAP ARRANGEMENT (FIXED RATE)

Parties                                     The Company (fixed rate payor) and Bankers Trust
                                            Company (floating rate payor)
Notional amount                             $7,500,000
Fixed interest rate                         5.83% (1)
Floating interest rate                      5.6875% for the current period (2)
Swap interest--Nine Month Transition
 Period                                     $10,077 (3)
Commencement date                           June 24, 1998
Maturity date                               June 25, 2001

-----------

(1) As the fixed interest rate payor, we are required to pay a fixed rate of 5.83% per annum on the $7,500,000 notional amount, payable quarterly on each March 24, June 24, September 24 and December 24 (with the first such payment made on September 24, 1998).

(2) As the floating rate payor, Bankers Trust Company is required to pay a floating rate of interest on the $7,500,000 notional amount, based on the three-month London Interbank Offering Rate (LIBOR), payable quarterly on each March 24, June 24, September 24 and December 24 (with the first such payment made on September 24, 1998).

(3) In connection with the swap agreement, we recorded $10,077 of interest expense for the Nine Month Transition Period.

SENIOR NOTES (FIXED RATE)

Principal amount outstanding               $90,000,000
Fixed interest rate                        9.875%
Maturity date                              February 1, 2008

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements required in response to this Item are listed under Item 14(a) of Part IV of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the name, age and position of each person who is one of our directors or executive officers as of May 29, 1999. Each director holds office until the next annual meeting of the stockholders or until his successor has been elected and qualified. Officers are elected by the Board of Directors and serve at the discretion of the Board.

                     NAME                         AGE                              POSITIONS
--------------------------------------------  ----------  --------------------------------------------------------------
Kenneth R. Kilpatrick.......................       61     President and Chief Executive Officer, EHI, Elgar and
                                                             Power Ten; Director, EHI, Elgar and Power Ten
Samuel A. Lewis.............................       50     Vice President--Sales and Marketing, Elgar
Christopher W. Kelford......................       48     Vice President--Finance, Chief Financial Officer and
                                                             Treasurer, EHI and Elgar
Normand E. Precourt.........................       56     Vice President--Engineering, Elgar
Ronald A. Garrett...........................       65     Vice President--Operations, Elgar
Daniel E. Donati............................       42     Vice President--Program Management, Elgar
Thomas Erickson.............................       56     Vice President--Human Resources, Elgar
Gerald D. Price.............................       51     Vice President--Sales and Marketing, Power Ten
David C. Hoffman............................       47     Vice President--Engineering, Power Ten
Dr. John F. Lehman..........................       56     Director, EHI and Elgar
Donald Glickman.............................       66     Vice President, EHI and Elgar; Chairman of the Board, EHI
                                                             and Elgar; Director, Power Ten
George Sawyer...............................       68     Director, EHI and Elgar
Thomas G. Pownall...........................       77     Director, EHI and Elgar
Oliver C. Boileau, Jr.......................       72     Director, EHI and Elgar
Keith Oster.................................       37     Secretary, EHI and Elgar; Director, EHI, Elgar and Power
                                                             Ten
Joseph A. Stroud............................       43     Director, EHI and Elgar
William Paul................................       63     Director, EHI and Elgar
Bruce D. Gorchow............................       41     Director, EHI and Elgar

      KENNETH R. KILPATRICK, who is President and Chief Executive Officer and a director of EHI, Elgar and Power Ten, has been with Elgar since July 1991 in his current position. Mr. Kilpatrick was appointed President and Chief Executive Officer of EHI in May 1998 and Power Ten in June 1999. Prior to joining Elgar, Mr. Kilpatrick was President of Machine Industries, Inc., an aerospace parts manufacturer, from 1989 to 1991, and with ACDC Electronics, a division of Emerson Electric Co. and a manufacturer of fixed power supplies, from 1964 to 1989. After beginning as an Assistant General Manager of ACDC Electronics in 1964, Mr. Kilpatrick was appointed President of the company in 1972. Mr. Kilpatrick is active in all aspects of Elgar's business.

      SAMUEL A. LEWIS, Vice President--Sales and Marketing of Elgar, with 25 years of experience in the test and measurement equipment industry, including 19 years with Elgar, is responsible for leading Elgar's sales efforts. Mr. Lewis, who began his career with Elgar in 1972, re-joined Elgar in January 1988 after spending the prior six years as the North American Sales Manager for Wavetek Corporation, a test and measurement company. At Wavetek, Mr. Lewis spearheaded the creation of a central sales management organization, set up area sales offices, and managed 18 representative organizations with 130 sales people. Prior to beginning work with Wavetek in 1982, Mr. Lewis spent nine years with Elgar in the positions of Customer Service Manager and National Sales Manager.

      CHRISTOPHER W. KELFORD, Vice President--Finance, Chief Financial Officer and Treasurer of EHI, Elgar and Power Ten, has been with Elgar since August 1990. Prior to joining Elgar, Mr. Kelford spent 12 years with TRW LSI Products, Inc., a semiconductor manufacturer, advancing from Finance Manager to Controller during that time. Mr. Kelford had significant experience in modernizing information infrastructures, overseeing foreign operations and managing the due diligence phases of five merger and acquisition transactions.

      NORMAND E. PRECOURT, Vice President--Engineering of Elgar, has been with Elgar since July 1990. Prior to that time, Mr. Precourt was with Cipher Data Products, a computer peripherals company, advancing from Engineering Group Leader to Vice President, Engineering Technology during that time.

      RONALD A. GARRETT, Vice President--Operations of Elgar, joined Elgar in June 1992. Prior to that time, Mr. Garrett directed major "start up" operations at Sequent Computer, Memorex and the Automated Test System Division of John Fluke Manufacturing. In addition, Mr. Garrett gained extensive background in power electronics while serving as the senior manufacturing executive at both ACDC Electronics and the Qualidyne Division of Lambda Power Systems. Mr. Garrett is recognized for turnaround conversion of factory job shops to production process control operations.

      DANIEL E. DONATI, Vice President--Program Management of Elgar, joined Elgar in September 1991 and is responsible for overseeing Elgar's Space Systems and CASS Program operations. Prior to that time, Mr. Donati spent over 12 years with Aerojet Electronics Systems and Walt Disney where he gained valuable program management, operations and engineering experience.

      THOMAS ERICKSON, Vice President--Human Resources of Elgar, joined Elgar in October 1983. Prior to that time, he spent seven years at Solar Turbines as its Human Resources Manager.

      GERALD D. PRICE has been the Vice President--Sales and Marketing of Power Ten since November 1998, having joined the Company with 20 years of experience in the sales and marketing of semiconductor equipment. Prior to joining Power Ten, Mr. Price spent the previous ten years in regional sales management positions with Advanced Energy Industries, a manufacturer of power supplies used by semiconductor equipment companies for generating plasma. Prior to that time, Mr. Price spent ten years in product marketing management with Varian Associates and KLA-Tencor, two companies heavily involved in the manufacture of capital equipment used in semiconductor fabrication.

      DAVID C. HOFFMAN has been the Vice President--Engineering of Power Ten since April 1995. Mr. Hoffman has amassed 25 years of experience in the power electronics industry. Prior to joining Power Ten in 1995, Mr. Hoffman was Director of Engineering at Netframe Systems, Inc., a manufacturer of network file servers. He founded Modular Power Corporation, a producer of state-of-the-art 100kw interruptible power supplies. Before founding Modular Power, Mr. Hoffman was manager of power systems at Trilogy Systems and was applications manager at Siliconix, Inc. Mr. Hoffman has been awarded eight patents for his engineering contributions in the power electronics industry.

      DR. JOHN F. LEHMAN, who is a director of EHI and Elgar, is a Managing Principal of J.F. Lehman & Company ("Lehman"). Prior to founding Lehman in 1990, Dr. Lehman was an investment banker with

PaineWebber, Incorporated from 1988 to 1990, and served as a Managing Director in Corporate Finance. Dr. Lehman served for six years as Secretary of the Navy, was a member of the National Security Council Staff, served as a delegate to the Mutual Balanced Force Reductions negotiations and was the Deputy Director of the Arms Control and Disarmament Agency. Dr. Lehman served as Chairman of the Board of Directors of Sperry Marine, Inc., and is Chairman of the Board of Directors of Special Devices, Incorporated; he is also a director of Ball Corporation, Burke Industries, Inc. and ISO Inc. and is Chairman of the Princess Grace Foundation, a director of OpiSail Foundation and a trustee of LaSalle College High School.

      DONALD GLICKMAN, who is Chairman of the Board and a Vice President of both EHI and Elgar and a director of Power Ten, is a Managing Principal of Lehman. From February 1998 to May 1998, Mr. Glickman was President of EHI. Prior to joining Lehman, Mr. Glickman was a principal of the Peter J. Solomon Company, a Managing Director of Shearson Lehman Brothers Merchant Banking Group and Senior Vice President and Regional Head of The First National Bank of Chicago. Mr. Glickman served as an armored calvary officer in the Seventh U.S. Army. Mr. Glickman is currently a director of the McNeal-Schwendler Corporation, General Aluminum Corporation, Special Devices, Incorporated, Burke Industries, Inc. and Monroe Muffler Brake, Inc. He is also a trustee of MassMutual Participation Investors and Wolf Trap Foundation for the Performing Arts.

      GEORGE SAWYER, who is a director of EHI and Elgar, has been affiliated with Lehman for the past six years. From 1993 to 1995, Mr. Sawyer served as the President and Chief Executive Officer of Sperry Marine, Inc. Prior to that time, Mr. Sawyer held a number of prominent positions in private industry and in the U.S. government, including serving as the President of John J. McMullen Associates, the President and Chief Operating Officer of TRE Corporation, the Vice President of International Operations for Bechtel Corporation and the Assistant Secretary of the Navy for Shipbuilding and Logistics under Dr. Lehman. Mr. Sawyer is a director of Special Devices, Incorporated and Chairman of the Board of Burke Industries, Inc. and also serves on the Board of Trustees of Webb Institute and the Board of Managers of the American Bureau of Shipping.

      THOMAS G. POWNALL, who became a director of EHI and Elgar in July 1998, is a member of the investment advisory board of Lehman. Mr. Pownall was Chairman of the Board of Directors from 1983 until 1992 and Chief Executive Officer of Martin Marietta Corporation from 1982 until his retirement in 1988. Mr. Pownall joined Martin Marietta Corporation in 1963 as President of its Aerospace Advanced Planning unit, became President of Aerospace Operations and, in succession, Vice President and President and Chief Operating Office of the corporation. Mr. Pownall is also a director of the Titan Corporation, Burke Industries, Inc. and Special Devices, Incorporated, Director Emeritus of Sundstrand Corporation, serves on the advisory boards of Ferris, Baker Watts Incorporated and is President of the American-Turkish Council. He is also a director of the U.S. Naval Academy Foundation and the Naval Academy Endowment Trust and a trustee of Salem-Teikyo University.

         OLIVER C. BOILEAU, JR. became a director of EHI and Elgar in December 1998. He joined The Boeing Company in 1953 as a research engineer and progressed through several technical and management positions and was named Vice President in 1968 and then President of Boeing Aerospace in 1973. In 1980, he joined General Dynamics Corporation as President and a member of the Board of Directors. In January 1988, Mr. Boileau was promoted to Vice Chairman. He retired in May 1988. Mr. Boileau joined Northrop Grumman Corporation ("Northrop Grumman") in December 1989 as Vice President and President and General Manager of the B-2 Division. He also served as President and Chief Operating Officer of the Grumman Corporation, a subsidiary of Northrop Grumman, and as a member of the Board of Directors of Northrop Grumman. Mr. Boileau retired from Northrop Grumman in 1995. He is an

Honorary Fellow of the American Institute of Aeronautics and Astronautics, a member of the National Academy of Engineering, the Board of Trustees of St. Louis University, and the Massachusetts Institute of Technology-Lincoln Laboratory Advisory Board. Mr. Boileau is also a director of Burke Industries, Inc. and Special Devices, Incorporated.

       KEITH OSTER, who is Secretary and a director of EHI and Elgar and a director of Power Ten, is a Principal of Lehman. Mr. Oster joined Lehman in 1992 and is principally responsible for financial structuring and analysis. Prior to joining Lehman, Mr. Oster was with the Carlyle Group, where he was responsible for analyzing acquisition opportunities and arranging debt financing, and was a Senior Financial Analyst with Prudential-Bache Capital Funding, working in the Mergers, Acquisitions and Leveraged Buyout Department. Mr. Oster is also a director of Burke Industries, Inc. and Special Devices, Incorporated.

       JOSEPH A. STROUD, who is a director of EHI and Elgar, is a Principal of Lehman. Mr. Stroud joined Lehman in 1996 and is responsible for managing the financial and operational aspects of portfolio company value-enhancement. Prior to joining Lehman, Mr. Stroud was the Chief Financial Officer of Sperry Marine, Inc. from 1993 until the company was purchased by Litton Industries, Inc. in 1996. From 1989 to 1993, Mr. Stroud was Chief Financial Officer of the Accudyne and Kilgore Corporations. Mr. Stroud is also a director of Burke Industries, Inc. and Special Devices, Incorporated.

       WILLIAM PAUL is a director of EHI and Elgar. Mr. Paul began his career with United Technologies Corporation ("UTC") at its Sikorsky Aircraft division in 1955. Mr. Paul progressed through a succession of several technical and managerial positions while at Sikorsky, including Vice President of Engineering and Programs and Executive Vice President and Chief Operating Officer, and in 1983 was named President and Chief Executive Officer of Sikorsky Aircraft. In 1994, Mr. Paul was appointed as the Executive Vice President of UTC, Chairman of UTC's international operations and became a member of UTC's management executive committee. Mr. Paul retired from these positions in 1997 and remains a consultant to UTC. Mr. Paul is a Fellow of the American Institute of Aeronautics and a Fellow of the Royal Aeronautical Society. Mr. Paul is also a director of Special Devices, Incorporated.

       BRUCE D. GORCHOW, who is a director of EHI and Elgar, is a member of the investment advisory board of Lehman. Since 1991, Mr. Gorchow has been Executive Vice President and head of the Private Finance Group of PPM America, Inc. Prior to his position at PPM America, Mr. Gorchow was a Vice President at Equitable Capital Management, Inc. Mr. Gorchow is also a director of Global Imaging Systems, Inc., Leiner Health Products, Inc., Tomah Products, Inc. and Burke Industries, Inc. and is an investment director of several investment limited partnerships. Mr. Gorchow also represents PPM America, Inc. on the boards of ten of its portfolio companies.

CERTAIN RIGHTS OF HOLDERS OF REDEEMABLE PREFERRED STOCK

       Under certain circumstances, the holders of the Series A Redeemable Preferred Stock may have the right to elect a majority of EHI's directors. See "Certain Relationships and Related Transactions--Shareholders Agreement."

COMMITTEES OF THE BOARD OF DIRECTORS

       AUDIT COMMITTEE. The Audit Committee of the Board of Directors is comprised of Messrs. Pownall (Chairman), Sawyer, Paul and Oster. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the scope and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls.

       HUMAN RESOURCES AND COMPENSATION COMMITTEE. The Human Resources and Compensation Committee of the Board of Directors is comprised of Dr. Lehman (Chairman) and Messrs. Glickman, Sawyer, Kilpatrick and Stroud. This committee makes recommendations concerning the salaries and incentive compensation of our employees and consultants.

       THE STOCK OPTION COMMITTEE. The Stock Option Committee of the Board of Directors is comprised of Dr. Lehman and Messrs. Glickman and Sawyer. This committee oversees the issuance of options under our stock option plan.

       THE EXECUTIVE COMMITTEE. The Executive Committee of the Board of Directors is comprised of Dr. Lehman and Messrs. Glickman (Chairman), Pownall, Sawyer and Kilpatrick. This committee has the ability to take action on behalf of the full Board of Directors in certain circumstances.

ITEM 11. EXECUTIVE COMPENSATION

       The following summary compensation table sets forth for 1996, 1997 and 1998 the historical compensation for services to the Company of the Chief Executive Officer and the four most highly compensated executive officers (the "Named Executive Officers") as of January 2, 1999.

                           SUMMARY COMPENSATION TABLE

                                                                ANNUAL                LONG-TERM
                                                           COMPENSATION(1)           COMPENSATION
                                                                                      SECURITIES        ALL OTHER
                                                        SALARY          BONUS         UNDERLYING      COMPENSATION
      NAME AND PRINCIPAL POSITION           YEAR         ($)           ($)(2)          OPTIONS             ($)
-----------------------------------------  ------ ------------------ ----------- -------------------- -------------

Kenneth R. Kilpatrick................       1998       $184,995        $125,000         44,000              --
  President and Chief Executive             1997        181,251         102,900           --                --
    Officer, EHI and Elgar                  1996        173,763          47,260           --                --

Samuel A. Lewis......................       1998        117,000          52,700         21,000              --
  Vice President--Sales and Marketing       1997        114,254          40,400           --                --
    of Elgar                                1996        109,013          18,505           --                --

Christopher W. Kelford...............       1998        107,494          48,500         18,000              --
  Vice President--Finance, Chief            1997        104,998          37,200           --                --
     Financial Officer and Treasurer        1996         99,757          16,854           --                --
     of EHI and Elgar

Normand Precourt.....................       1998        120,994          54,500         19,000              --
  Vice President--Engineering of            1997        118,498          42,100           --                --
    Elgar                                   1996        113,755          19,372           --                --
                                            1998
Ronald Garrett.......................       1997        105,498          55,400         13,000              --
  Vice President--Operations of Elgar       1996        103,501          44,200           --                --
                                                         99,258          20,225           --                --
--------------

(1) Perquisites and other personal benefits paid in the periods presented for the Named Executive Officers aggregated less than the lesser of (i) $50,000 and (ii) 10% of the total annual salary and bonus set forth in the columns entitled "Salary" and "Bonus" for each Named Executive Officer and, accordingly, are omitted from the table as permitted by the rules of the Commission.

(2) Annual bonuses are indicated for the fiscal year in which they were earned and accrued. Annual bonuses for any fiscal year are generally paid in the following fiscal year.

OPTIONS GRANTED IN 1998

       Shown below is information concerning grants of options by the Company to the Named Executive Officers in 1998:


                                         NUMBER OF          % OF TOTAL
                                         SECURITIES      OPTIONS GRANTED
                                     UNDERLYING OPTIONS    TO EMPLOYEES    EXERCISE PRICE    EXPIRATION
               NAME                     GRANTED(#)          IN 1998          PER SHARE          DATE
---------------------------------  --------------------- ---------------- ----------------- --------------
Kenneth R. Kilpatrick.............        44,000              18.6%           $15.00          7/14/08
Samuel A. Lewis...................        21,000               8.9%           $15.00          7/14/08
Christopher W. Kelford............        18,000               7.6%           $15.00          7/14/08
Normand E. Precourt...............        19,000               8.0%           $15.00          7/14/08
Ronald Garrett....................        13,000               5.5%           $15.00          7/14/08


AGGREGATE OPTION PURCHASES IN LAST FISCAL YEAR-END AND FISCAL YEAR END OPTION VALUES

       The following table summarizes information with respect to the year-end values of all options held by the Named Executive Officers.

                                                                       NUMBER OF SECURITIES
                                                                            UNDERLYING
                                                                        UNEXERCISED OPTIONS    VALUE OF UNEXERCISED
                                        SHARES                          AT FISCAL YEAR-END     IN-THE-MONEY OPTIONS
                                      ACQUIRED ON                        (#) EXERCISABLE/       AT FISCAL YEAR-END
               NAME                    EXERCISE       VALUE REALIZED       UNEXERCISABLE              ($)(1)
---------------------------------- ---------------- ----------------- ---------------------- ------------------------
Kenneth R. Kilpatrick.............         0                0               0/44,000                    $0
Samuel A. Lewis...................         0                0               0/21,000                    $0
Christopher W. Kelford............         0                0               0/18,000                    $0
Normand E. Precourt...............         0                0               0/19,000                    $0
Ronald Garrett....................         0                0               0/13,000                    $0
--------------

(1) There is no public market for our Common Stock.

EMPLOYMENT AGREEMENTS

       In connection with the Recapitalization, the Company entered into employment agreements (each, an "Employment Agreement") with several key executives. Generally, each Employment Agreement provides for the executive's continued employment with the Company post-Recapitalization at an annual salary, bonus and with such other employment-related benefits comparable to those received by such executive immediately prior to the Recapitalization. Each Employment Agreement may be terminated by either party upon 30 days' prior written notice. If an executive is terminated without cause (as set forth in the agreements) or for no reason at all, then the executive shall be entitled to payment of his annual base salary for a period of one year following the date of such termination. Each Employment Agreement contains provisions prohibiting the executive, during the period of his employment with the Company and for two years thereafter, from directly or indirectly engaging in competition with the Company. Each Employment Agreement also contains provisions requiring the executive to maintain the confidentiality of certain information related to the Company.

STOCK OPTION PLAN

       As of January 2, 1999, there were options granted under the Elgar Holdings, Inc. 1998 Stock Option Plan (the "Stock Option Plan") to purchase 236,750 shares of Common Stock. All options have been granted at fair market value on the date of grant. Options vest ratably over four years and generally expire on the tenth anniversary of the date of grant. The Stock Option Plan is administered by the Stock Option Committee, which is composed solely of non-employee directors. The Stock Option Committee has the authority to interpret the Stock Option Plan; to determine the terms and conditions of options ("Options") granted under the Stock Option Plan; to prescribe, amend and rescind the rules and regulations of the Stock Option Plan; and to make all other determinations necessary or advisable for the administration of the Stock Option Plan. Subject to limitations imposed by law, the Stock Option Committee may amend or terminate the Stock Option Plan at any time and in any manner. However, no such amendment or termination may deprive the recipient of an award previously granted under the Stock Option Plan of any rights thereunder without his or her consent.

       The Stock Option Plan provides for grants of incentive stock options ("ISOs") to employees (including officers and employee directors) which are intended to qualify under the provisions of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and nonstatutory stock options to nonemployee directors of the Company. The Stock Option Committee selects the eligible persons to whom Options will be granted and determines the dates, amounts, exercise prices, vesting periods and other relevant terms of the Options, provided that the exercise price for each Option is determined by the Stock Option Committee at a price per share not less than the fair market value of Common Stock on the date of grant. Options granted under the Stock Option Plan are generally not transferable during the life of the optionee.

       Options granted under the Stock Option Plan to an employee may include a provision conditioning or accelerating the receipt of benefits upon the occurrence of specified events, such as a change of control of the Company or a dissolution, liquidation, sale of substantially all of the property and assets of the Company or other significant corporate transaction.

       Options granted under the Stock Option Plan vest and become exercisable as determined by the Stock Option Committee in its discretion. Options granted under the Stock Option Plan may be exercised at any time after they vest and before the expiration date determined by the Stock Option Committee, provided that no Option may be exercised more than ten years after its grant. In the absence of a specific agreement to the contrary, (i) if an optionee ceases to be employed by the Company or one of its subsidiaries for any reason other than death or disability, the optionee shall be entitled to exercise, for a period of 30 days after the date such optionee ceases to be such an employee, that number of Options that were vested on such date and (ii) if an optionee dies or becomes disabled while still an employee of the Company and its subsidiaries, such optionee or his estate may exercise the option to the extent vested at the date of death or disability and prior to the expiration of such option.

         Options may be granted under the Stock Option Plan until the tenth anniversary of its adoption, on which date the Stock Option Plan will terminate. Although any Option that was duly granted prior to such date may thereafter be exercised or settled in accordance with its terms, no shares of Common Stock may be issued pursuant to any award on or after the twentieth anniversary of its adoption.

401(K) PLAN

       We maintain a defined contribution 401(k) plan which covers all of our full-time employees. The employees become eligible to participate in the 401(k) plan at the beginning of the first quarter after hire. Participants may elect to contribute up to 15% of their compensation to this plan, subject to Internal Revenue Service limits. We match 40% of the first 6% of employee contributions.

COMPENSATION OF DIRECTORS

       Other than Mr. Kilpatrick, directors receive a $15,000 annual retainer, $1,500 for each board meeting attended and reimbursement of reasonable expenses incurred in attending such meetings (the directors do not receive additional fees for attending committee meetings). In addition, we pay Lehman certain fees for various management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analyses, negotiating and structuring financing and exploring expansion opportunities. See "Certain Relationships and Related Transactions."

SUBSEQUENT EVENTS

       On March 24, 1999, the Stock Option Plan was amended to increase the number of shares of Common Stock which may be issued thereunder from 265,374 shares to 489,763 shares.

       On June 4, 1999, Chalmers R. Jenkins, the President and Chief Executive Officer of Power Ten from March 8, 1999 until June 4, 1999, resigned from Power Ten for personal reasons. Kenneth R. Kilpatrick, the President and Chief Executive Officer of EHI and Elgar, has assumed those offices at Power Ten on an interim basis.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth certain information regarding the ownership of our Common Stock as of May 29, 1999 by (i) each director, (ii) each of the Named Executive Officers, (iii) all executive officers and directors as a group and (iv) each person who is the beneficial owner of more than 5% of the Common Stock.

                                                                                         PERCENTAGE OF
                                                                       NUMBER                SHARES
        NAME OF INDIVIDUAL OR ENTITY(1)                             OF SHARES(2)         OUTSTANDING(3)
        --------------------------------------------------- --------------------------- ----------------

        JFL-EEC(4).........................................          1,901,400                71.7%
        John F. Lehman(5)..................................          1,901,400                71.7
        Donald Glickman(5).................................          1,901,400                71.7
        George Sawyer(5)...................................          1,901,400                71.7
        Keith Oster(5).....................................          1,901,400                71.7
        Joseph Stroud(5)...................................          1,901,400                71.7
        Thomas G. Pownall(6)...............................                 --                  --
        Oliver C. Boileau, Jr.(7)..........................                 --                  --
        William Paul(8)....................................                 --                  --
        Bruce D. Gorchow(9)................................                 --                  --
        Kenneth R. Kilpatrick..............................             60,000                 2.3
        Samuel A. Lewis....................................             40,000                 1.5
        Christopher W. Kelford.............................             28,000                 1.1
        Normand E. Precourt................................             25,000                  *
        Ronald Garrett.....................................             12,000                  *
        Jackson National Life Insurance Company(10)........            278,750                10.3
        All directors and executive officers
           as a group (14 persons).........................          2,151,400                80.9
     -----------

     *   Less than 1%

    (1) The address of JFL-EEC and Messrs. Lehman, Glickman, Sawyer, Oster and Stroud is 2001 Jefferson Davis Highway, Suite 607, Arlington, Virginia 22202. The address of Mr. Pownall is 1800 K Street, N.W., Suite 724, Washington, D.C. 20006. The address of Mr. Boileau is 202 North Brentwood Boulevard, Apt. 3A, St. Louis, Missouri 63105. The address of Mr. Paul is 21 Springwood Drive, Trumbull, Connecticut 06611. The address of Mr. Gorchow and Jackson National Life Insurance Company ("Jackson National") is 225 West Wacker Drive, Chicago, Illinois 60606.

    (2) As used in this table, beneficial ownership means the sole or shared power to vote, or to direct the voting of a security, or the sole or shared power to dispose, or direct the disposition of, a security.

    (3) Computed based upon the total number of shares of Common Stock outstanding and the number of shares of Common Stock underlying options or warrants held by that person exercisable within 60 days of May 29, 1999. In accordance with Rule 13(d)-3 of the Exchange Act, any Common Stock that will not be outstanding within 60 days of May 29, 1999 that is subject to options or warrants exercisable within 60 days of May 29, 1999 is deemed to be outstanding for the purpose of computing the percentage of outstanding shares of the Common Stock owned by the person holding such options or warrants, but is not deemed to be outstanding for the purpose of computing the percentage of outstanding shares of the Common Stock owned by any other person.

    (4) JFL-EEC is a Delaware limited liability company that is an affiliate of Lehman. Through JFL-EEC, J.F. Lehman Equity Investors I, L.P. ("JFLEI"), also an affiliate of Lehman, beneficially owns 60.9% of the

        Common Stock. Each of Messrs. Lehman, Glickman, Sawyer, Oster and Stroud, either directly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control JFL-EEC, Lehman and JFLEI. Lehman and JFLEI may be deemed to control the voting and disposition of the shares of the Common Stock owned by JFL-EEC. Accordingly, for certain purposes, Messrs. Lehman, Glickman, Sawyer, Oster and Stroud may be deemed to be beneficial owners of the shares of Common Stock owned by JFL-EEC.

    (5) Includes the shares beneficially owned by JFL-EEC, of which Messrs. Lehman, Glickman, Sawyer, Oster and Stroud are affiliates.

    (6) Mr. Pownall is a member of a limited partner of JFLEI and is on the investment advisory board of Lehman.

    (7) Mr. Boileau is a member of a limited partner of JFLEI.

    (8) Mr. Paul is a member of a limited partner of JFLEI.

    (9) Mr. Gorchow is on the investment advisory board of Lehman and is an executive officer of PPM America, Inc., the agent for Jackson National.

    (10)All shares are obtainable upon the exercise of warrants, which are immediately exercisable. Some of the warrants are held by affiliates of Jackson National. Jackson National is a noncontrolling member of JFL-EEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AGREEMENT

       Pursuant to the terms of a Management Agreement entered into among Lehman, EHI and Elgar upon consummation of the Recapitalization (the "Management Agreement"), (1) we paid Lehman a transaction fee in the amount of $1,000,000 in connection with the Recapitalization and (2) we agreed to pay Lehman an annual management fee of $500,000 that commenced accruing on February 3, 1998 and is payable in advance on a semi-annual basis thereafter. As consideration for services rendered in connection with the Power Ten acquisition, we paid Lehman an acquisition fee of $425,000 pursuant to the Management Agreement. In September 1998, we amended the Management Agreement with Lehman and concurrently entered into a Management Services Agreement with Lehman, the combined effect of which was to further delineate the management services to be provided by Lehman and to reduce the term of the Management Agreement from ten years to five years.

SHAREHOLDERS AGREEMENT

       In connection with the Recapitalization, the Company and JFL-EEC, the Continuing Shareholders and, in their capacity as Warrantholders, Jackson National, Indosuez Electronics Partners ("Indosuez") and Old Hickory Fund I, L.L.C. ("Old Hickory") (collectively, the "Shareholders") entered into a Shareholders Agreement (the "Shareholders Agreement"), the principal terms of which are summarized below:

       CERTAIN VOTING RIGHTS. Pursuant to the Shareholders Agreement, so long as Jackson National holds in the aggregate Warrants and shares obtained upon exercise of the Warrants representing at least seventy-five percent (75%) of the Warrants initially issued to it, Jackson National shall have the right to designate one Director. So long as the Common Stock held by the Non-Management Continuing Shareholders constitutes in the aggregate at least five percent (5%) of the issued and outstanding Common Stock, then the Non-Management Continuing Shareholders shall have the right to designate one Director. Subject to the rights of the holders of the Redeemable Preferred Stock to elect Directors upon the occurrence of certain events pursuant to the Certificate of Designations governing the Redeemable

Preferred Stock, JFL-EEC is entitled to designate all Directors of the Company not designated by Jackson National or the Non-Management Continuing Shareholders.

       RESTRICTIONS ON TRANSFER. The shares of the Common Stock held by each of the parties to the Shareholders Agreement, and certain of their transferees, are subject to restrictions on transfer. Shares of Common Stock may be transferred only to certain related transferees, including, (i) in the case of individual Shareholders, family members or their legal representatives or guardians, heirs and legatees and trusts, partnerships and corporations the sole beneficiaries, partners or shareholders, as the case may be, of which are family members, (ii) in the case of partnership or limited liability company Shareholders, the partners or members of such partnership or limited liability company, as the case may be, (iii) in the case of corporate Shareholders, affiliates of such corporation and (iv) transferees of shares sold in transactions complying with the applicable provisions of the Right of First Offer or the Tag-Along or Drag-Along Rights (as each term is defined below).

       RIGHTS OF FIRST OFFER. If any Shareholder desires to transfer any shares of the Common Stock or Warrants (other than pursuant to certain permitted transfers), all other Shareholders have a right of first offer (the "Right of First Offer") to purchase the shares or warrants (the "Subject Shares") upon such terms and subject to such conditions as are set forth in a notice (a "First Offer Notice") sent by the selling Shareholder to such other Shareholders. If the Shareholders elect to exercise their Rights of First Offer with respect to less than all of the Subject Shares, EHI has a right to purchase all of the Subject Shares that the Shareholders have not elected to purchase. If the Shareholders receiving the First Offer Notice and EHI wish to exercise their respective rights of first offer with respect to less than all of the Subject Shares, the selling Shareholder may solicit offers to purchase all (but not less than all) of the Subject Shares upon such terms and subject to such conditions as are, in the aggregate, no less favorable to the selling Shareholder than those set forth in the First Offer Notice.

       SUBSCRIPTION OFFER WITH RESPECT TO PRIMARY ISSUANCES. The Shareholders Agreement provides that EHI is not permitted to issue equity securities, or securities convertible into equity securities, to any person unless EHI has offered to issue to each of the other Shareholders, on a pro rata basis, an opportunity to purchase such securities on the same terms, including price, and subject to the same conditions as those applicable to such person.

       TAG-ALONG RIGHTS. The Shareholders Agreement provides that, if the Shareholders and EHI fail to exercise their respective rights of first refusal with respect to all of the Subject Shares, the Shareholders have the right to "tag along" (the "Tag-Along Right") upon the sale of the Common Stock by certain Shareholders pursuant to a third-party offer.

       DRAG-ALONG RIGHTS. The Shareholders Agreement provides that, subject to certain conditions, if one or more Shareholders holding a majority of the Common Stock (the "Majority Shareholders") propose to sell all of the Common Stock owned by the Majority Shareholders, the Majority Shareholders have the right (the "Drag-Along Right") to compel the other Shareholders to sell all of the shares of Common Stock held by such other Shareholders upon the same terms and subject to the same conditions as the terms and conditions applicable to the sale by the Majority Shareholders.

       REGISTERED OFFERINGS. The shares of Common Stock may be transferred in a bona fide public offering for cash pursuant to an effective registration statement (a "Registered Offering") without compliance with the provisions of the Shareholders Agreement related to the Right of First Offer or the Tag-Along or Drag-Along Rights.

       LEGENDS. The shares of Common Stock subject to the Shareholders Agreement bear a legend related to the Right of First Offer and the Tag-Along and Drag-Along Rights, which legend will be removed when the shares of Common Stock are, pursuant to the terms of the Shareholders Agreement, no longer subject to the restrictions on transfer imposed by the Shareholders Agreement.

       REGISTRATION RIGHTS. Pursuant to the terms of the Shareholders Registration Rights Agreement, dated as of February 3, 1998, among the Company and the Shareholders, JFL-EEC and certain other shareholders are entitled to one "demand" and unlimited piggyback registration rights, subject to additional customary rights and limitations.

       TERM. The term of the Shareholders Agreement is 10 years from the Closing Date, subject to earlier termination under certain conditions and upon certain events.

REGISTRATION RIGHTS FOR WARRANTHOLDERS

       The holders of the shares issuable upon exercise of the warrants are entitled to one "demand" registration right at any time on or after the later of
(i) February 3, 2003 and (ii) the 181st day after completion of EHI's initial public offering of its Common Stock, subject to additional customary rights and limitations. In addition, holders of the shares issuable upon exercise of the warrants are entitled to unlimited "piggyback" registration rights after the date of EHI's initial public offering of its Common Stock, subject to customary rights and limitations.

MANAGEMENT PARTICIPATION IN THE RECAPITALIZATION

       In connection with the Recapitalization, certain executive officers of the Company and other members of management (41 individuals in the aggregate) received consideration comprising an aggregate of approximately $9.2 million in cash and a 9.4% interest in the Common Stock on a fully diluted basis.

INDEMNIFICATION OF OFFICERS AND DIRECTORS

       EHI's Certificate of Incorporation contains provisions eliminating the personal liability of directors for monetary damages for breaches of their duty of care, except in certain prescribed circumstances. EHI's Bylaws also provide that directors and officers will be indemnified to the fullest extent authorized by Delaware law, as it now stands or may in the future be amended, against all expenses and liabilities reasonably incurred in connection with service for or on behalf of the Company. EHI's Bylaws provide that the rights of directors and officers to indemnification is not exclusive of any other right now possessed or hereinafter acquired under any statute, agreement or otherwise.

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Consolidated Financial Statements:

       The following consolidated financial statements of the Company are included in response to Item 8 of this report.

                                                                                               PAGE REFERENCE
                                                                                                  FORM 10-K
                                                                                        -----------------------------
Report of Independent Public Accountants..............................................               F-1
Consolidated Balance Sheets as of March 28, 1998 and January 2, 1999..................               F-2
Consolidated Statements of Operations for the fiscal years ended March 29, 1997 and
    March 28, 1998 and the nine months ended January 2, 1999 and December 27, 1997
    (unaudited).......................................................................               F-3
Consolidated Statements of Stockholders' Equity (Deficit) for the fiscal years ended March 29, 1997 and March 28, 1998 and the nine months ended January 2,
    1999.......                                                                                      F-4
Consolidated Statements of Cash Flows for the fiscal years ended March 29, 1997 and
    March 28, 1998 and the nine months ended January 2, 1999 and December 27, 1997
    (unaudited).......................................................................               F-5
Notes to Consolidated Financial Statements............................................               F-6

(a)(2) Consolidated Financial Statement Schedules:

         Schedule II--Valuation and Qualifying Accounts................................               S-1

         Schedules other than those listed above have been omitted since they are either not required, not applicable or the information is otherwise included.

(b)    Reports on Form 8-K.

       None.

(c)    Exhibits

EXHIBIT NO.        DESCRIPTION
------------       -------------------------------------------------------------
        1.1        Purchase Agreement, dated January 30, 1998, between the
                   Company and the Initial Purchaser(1)

        2.1 Agreement and Plan of Merger, dated as of January 2, 1998, by and among the Company, JFL-EEC LLC, JFL-EEC Merger Sub Co. and T.C. Group, L.L.C.(1)

        3.1        Amended and Restated Certificate of Incorporation of the
                   Company(1)

        3.2 Certificate of Designations for the Series A 10% Cumulative Redeemable Preferred Stock(1)

        3.3 Certificate of Designations for the Series B 6% Cumulative Convertible Preferred Stock(1)

        3.4 Certificate of Designations for the Series C 6% Cumulative Convertible Preferred Stock(2)

        3.5        Amended and Restated Bylaws of the Company(1)

        3.6        Articles of Incorporation of Elgar Electronics Corporation(1)

        3.7        Bylaws of Elgar Electronics Corporation(1)

        3.8        Articles of Incorporation of Power Ten(1)

        3.9        Bylaws of Power Ten(1)

        4.1 Indenture, dated as of February 3, 1998, between the Company and United States Trust Company of New York(1)

        4.2 First Supplemental Indenture, dated as of February 3, 1998, among the Company, Elgar Electronics Corporation and United States Trust Company of New York(1)

        4.3 Second Supplemental Indenture, dated as of May 29, 1998, among the Company, Elgar Electronics Corporation, Power Ten and United States Trust Company of New York(1)

        4.4        Form of Note (included in Exhibits 4.1 and 4.2)(1)

        4.5 Registration Rights Agreement, dated February 3, 1998, between the Company and the Holders of Old Notes(1)

        4.6        Form of Warrant Certificate(1)

       10.1 Assumption Agreement, dated as of February 3, 1998, between the Company and Elgar Electronics Corporation, assuming, among other things, the obligations of MergerCo under the Purchase Agreement and the Registration Rights Agreement(1)

       10.2 Investment Agreement, dated as of February 3, 1998, between the Company and Series A preferred shareholders(1)

       10.3 Shareholders Agreement, dated as of February 3, 1998, between the Company and the shareholders(1)

       10.4 Shareholders Registration Rights Agreement, dated as of February 3, 1998, between the Company and the shareholders(1)

       10.5 Warrantholders' Registration Rights Agreement, dated as of February 3, 1998, between the Company and the warrantholders(1)

       10.6 Management Agreement, dated as of February 3, 1998, among the Company, Elgar Electronics Corporation and J. F. Lehman & Company(1)

       10.7 Amendment No. 1 to Management Agreement, entered into on September 15, 1998, effective as of February 3, 1998, among the Company, Elgar Electronics Corporation and J. F. Lehman & Company

       10.8 Management Services Agreement, entered into on September 15, 1998, effective as of February 3, 1998, among the Company, Elgar Electronics Corporation and J. F. Lehman & Company

       10.9 Employment Agreement, dated as of May 29, 1998, between Elgar Electronics Corporation and Joseph A. Varozza, Jr.(1)

       10.10 Employment Agreement, dated as of May 29, 1998, between Elgar Electronics Corporation and Vincent S. Mutascio(1)

       10.11 Employment Agreement, dated as of February 3, 1998, between Elgar Electronics Corporation and Kenneth R. Kilpatrick(1)

       10.12 Form of Employment Agreement entered into between Elgar Electronics Corporation and certain of its executive officers (other than Kenneth R. Kilpatrick) on February 3, 1998(1)

       10.13 Lease Agreement, dated February 1, 1984, between the Company and Carroll Park Ridge, for the Company's principal facilities(1)

       10.14 First Amendment to Lease, dated November 5, 1992, between RREEF WEST-IV and the Company(1)

       10.15 Second Amendment to Lease, dated February 12, 1998, between The Irvine Company and the Company(1)

       10.16 Third Amendment to Lease, dated July 2, 1998, between The Irvine Company and the Company(3)

       10.17 Amended and Restated Credit Agreement, dated as of February 3, 1998 and amended and restated as of May 29, 1998, among the Company, Elgar Electronics Corporation and Bankers Trust Company, as Agent(1)

       10.18 First Amendment and Waiver, dated as of February 12, 1999, among the Company, Elgar Electronics Corporation, the lenders party to the Credit Agreement and Bankers Trust Company, as Agent(2)

       10.19 Second Amendment, dated as of March 24, 1999, among the Company, Elgar Electronics Corporation, the lenders party to the Credit Agreement and Bankers Trust Company, as Agent(2)

       10.20 Amended and Restated Pledge Agreement, dated as of February 3, 1998 and amended and restated as of May 29, 1998, among the Company, Elgar Electronics Corporation and Bankers Trust Company, as Pledgee and Collateral Agent(1)

       10.21 Amended and Restated Security Agreement, dated as of February 3, 1998 and amended and restated as of May 29, 1998, among the Company, Elgar Electronics Corporation, Power Ten and Bankers Trust Company, as Collateral Agent(1)

       10.22 Subsidiaries Guaranty, dated as of May 29, 1998, made by Power Ten in favor of Bankers Trust Company, as Agent(1)

       10.23 Amended and Restated Capital Call Agreement, dated as of May 29, 1998 and amended and restated as of February 12, 1999, among J.F. Lehman Equity Investors L.P., the Company, Elgar Electronics Corporation and Bankers Trust Company, as Agent(2)

       10.24       Form of Term Loan Note(1)

       10.25       Form of Revolving Note(1)

       10.26       Form of Swingline Note(1)

       10.27       Elgar Holdings, Inc. 1998 Stock Option Plan(2)

       10.28       Form of Stock Option Agreement(1)

       12.1 Statement re: Computation of Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends

       21.1        Subsidiaries of the Company(1)

       27.1        Financial Data Schedule

-----------
(1) Incorporated by reference to the registrant's Registration Statement on Form S-4, File No. 333-557797, as filed with the Securities and Exchange Commission on June 2, 1998, as amended on July 14, 1998, July 23, 1998 and July 29, 1998.

(2) Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended April 3, 1999, as filed with the Securities and Exchange Commission on May 18, 1999.

(3) Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 27, 1998, as filed with the Securities and Exchange Commission on September 11, 1998.

       No annual report or proxy material covering our last fiscal year has been or will be sent to security holders of the Company.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Elgar Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of ELGAR HOLDINGS, INC. (a Delaware corporation) and subsidiaries (the "Company") as of March 28, 1998 and January 2, 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended March 28, 1998 and for the nine month period ended January 2, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elgar Holdings, Inc. and subsidiaries as of March 28, 1998 and January 2, 1999, and the results of their operations and their cash flows for each of the two years in the period ended March 28, 1998, and for the nine month period ended January 2, 1999 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Arthur Andersen LLP

San Diego, California
May 10, 1999

                      ELGAR HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                   MARCH 28, 1998       JANUARY 2, 1999
                                                                                --------------------- --------------------
                                               ASSETS

CURRENT ASSETS:
  Cash and cash equivalents....................................................        $   2,666             $   6,507
  Accounts  receivable,  net of  allowance  for  doubtful  accounts of $197 and
     $171, respectively.......................................................             6,453                 5,168
  Inventories, net............................................................             8,305                 9,095
  Deferred tax assets.........................................................             1,098                   796
  Prepaids and other..........................................................               373                 1,356
                                                                                       ---------            ----------
      Total current assets....................................................            18,895                22,922
PROPERTY, PLANT AND EQUIPMENT, at cost, net of accumulated depreciation and
   amortization of $1,643 and $2,337, respectively............................             2,952                 2,599
INTANGIBLE ASSETS, net of accumulated amortization of  $2,711 and $4,910,
   respectively...............................................................            22,412                37,580
DEFERRED TAX ASSETS, net of current portion...................................               653                   653
                                                                                       ---------             ---------
                                                                                        $ 44,912              $ 63,754
                                                                                       ---------             ---------
                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable............................................................         $   3,068             $   3,164
  Accrued liabilities.........................................................             4,801                 6,750
  Current portion of long-term debt...........................................              --                   4,000
  Current portion of capital lease obligations................................                17                    15
                                                                                        --------              --------
      Total current liabilities...............................................             7,886                13,929
CAPITAL LEASE OBLIGATIONS, net of current portion.............................                19                     8
LONG-TERM DEBT, net of current portion........................................            90,000               100,000
                                                                                          ------               -------
         Total liabilities....................................................            97,905               113,937
                                                                                          ------               -------
SERIES A 10% CUMULATIVE REDEEMABLE PREFERRED STOCK,
   no par value, 20,000 shares authorized; 10,000 shares issued and
   outstanding ..............................................................              8,478                 9,406
                                                                                        --------              --------

STOCKHOLDERS' EQUITY (DEFICIT):
  Series B 6% Cumulative Convertible Preferred Stock, no par value,
     0 and 5,000 shares authorized, issued and outstanding....................              --                   5,000
  Common Stock, $.01 par value, 5,000,000 shares authorized; 2,300,000 shares
     issued and outstanding...................................................                23                    23
  Additional paid-in capital..................................................           (67,926)              (68,558)
  Retained earnings...........................................................             6,432                 3,946
                                                                                        --------              --------
         Total stockholders' equity (deficit).................................           (61,471)              (59,589)
                                                                                        --------              --------
                                                                                        $ 44,912              $ 63,754
                                                                                        --------              --------
                                                                                        --------              --------



         The accompanying notes are an integral part of these consolidated financial statements.

                      ELGAR HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                              YEAR ENDED                          NINE MONTHS ENDED
                                                  ---------------------------------        -------------------------------
                                                       MARCH 29,         MARCH 28,           JANUARY 2,       DECEMBER 27,
                                                         1997              1998                 1999              1997
                                                  ---------------    --------------        --------------    -------------
                                                                                                              (unaudited)
Net sales...................................           $45,578            $62,496             $47,136            $46,615
Cost of sales...............................            26,973             32,944              26,000             24,325
                                                       -------            -------             -------            -------
    Gross profit............................            18,605             29,552              21,136             22,290
Selling, general and administrative
  expense...................................             7,770              9,434               8,114              6,781

Research and development and engineering
    expenses................................             3,973              6,242               4,912              4,448
Amortization expense........................             1,314              1,314               1,663                985
                                                       -------             ------              ------            -------
    Operating income........................             5,548             12,562               6,447             10,076
Interest expense, net.......................             1,839              3,341               8,008              1,096
                                                        ------            -------             -------            -------
Income (loss) before income tax provision
   (benefit)................................             3,709              9,221              (1,561)             8,980
Income tax provision (benefit)..............             1,872              4,448                (191)             4,410
                                                        ------            -------            ---------           -------
    Net income (loss).......................           $ 1,837            $ 4,773            $ (1,370)           $ 4,570
                                                       -------            -------            ---------           -------

         The accompanying notes are an integral part of these consolidated financial statements.

                      ELGAR HOLDINGS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                       SERIES B
                                    PREFERRED STOCK           COMMON STOCK         ADDITIONAL
                                  -------------------       -----------------       PAID-IN     RETAINED
                                   SHARES     AMOUNT        SHARES     AMOUNT       CAPITAL     EARNINGS      TOTAL
                                  ---------  --------       -------- --------     -----------  -----------  ----------

BALANCE, April 3, 1996......           --      $   --           --        $ --      $    --      $   --      $   --
  Issuance of stock.........           --          --      9,340,000          93       13,907        --        14,000
  Net income................           --          --           --          --           --         1,837       1,837
                                   --------    --------     --------    --------        -----     -------     -------

BALANCE, March 29, 1997.....           --          --      9,340,000          93       13,907       1,837      15,837
  Recapitalization of
  Company ..................           --          --     (8,941,400)        (89)    (102,528)       --      (102,617)
  Common stock warrants
    issued on sale of
    preferred stock.........           --          --           --          --          1,700        --         1,700
  Issuance of common stock..           --          --      1,901,400          19       18,995        --        19,014
  Series A preferred stock
    dividend-in-kind........           --          --           --          --           --          (150)       (150)
                                                                                                     -----       -----
  Accretion of discount on
    Series A preferred stock           --          --           --          --           --           (28)        (28)
                                                                                                      ----        ----
  Net income................           --          --           --          --           --         4,773       4,773
                                   --------    --------     --------    --------     --------    --------    --------

BALANCE, March 28, 1998.....           --          --      2,300,000          23      (67,926)      6,432     (61,471)
  Recapitalization
    consideration...........           --          --           --          --           (632)       --          (632)
  Issuance of Series B
    preferred stock.........          5,000       5,000         --          --           --          --         5,000
  Series A preferred stock
    dividend-in-kind........           --          --           --          --           --          (799)       (799)
  Series B preferred stock
    dividend accrual........           --          --           --          --           --          (189)       (189)
  Accretion of discount on
    Series A preferred stock           --          --           --          --           --          (128)       (128)
  Net loss..................           --          --           --          --           --        (1,370)     (1,370)
                                     ------       -----     --------    --------     --------      -------     -------
BALANCE, January 2, 1999....          5,000      $5,000    2,300,000     $    23    $ (68,558)     $3,946   $ (59,589)
                                     ------       -----     --------    --------     --------      -------     -------
                                     ------       -----     --------    --------     --------      -------     -------


         The accompanying notes are an integral part of these consolidated financial statements.

                      ELGAR HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                               YEAR ENDED           NINE MONTHS ENDED
                                                                         ----------------------   -----------------------
                                                                         MAR. 29,     MAR. 28,     JAN. 2,     DEC. 27,
                                                                           1997         1998        1999        1997
                                                                         ----------  ----------   ---------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                       (unaudited)

  Net income (loss)..............................................        $ 1,837      $ 4,773    $ (1,370)     $4,570
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
      Amortization of intangibles................................          1,314        1,314       1,663         985
      Amortization of deferred loan costs........................            175           83         536         132
      Write-off of deferred loan costs...........................             --          797          --          --
      Depreciation and amortization on property, plant and
        equipment                                                            806          883         748         615
      (Gain) loss on sale of property, plant and equipment.......             (3)          (4)         --          --
      (Increases) decreases in assets:                                    (1,751)         (94)      2.542      (1,205)
         Accounts receivable.....................................
         Inventories.............................................          1,308       (2,476)        375      (2,420)
         Prepaids and other......................................              5         (318)       (914)       (158)
         Deferred tax assets.....................................            251          107         403         226
      Increases (decreases) in liabilities:
         Accounts payable........................................          1,640          456        (510)        355
         Accrued liabilities.....................................           (270)       1,941         850         492
         Income taxes payable....................................             --           --          --         943
                                                                         -------      -------     -------     -------
             Net cash provided by operating activities...........          5,312        7,462       4,323       4,535
                                                                         -------      -------     -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of predecessor.....................................        (14,000)          --          --          --
  Purchases of property, plant and equipment.....................           (621)      (1,228)       (294)      (933)
  Proceeds from sales of property, plant and equipment...........             28           10          --          --
  Acquisition of Power Ten, net of cash acquired.................             --           --     (17,266)         --
  Non-compete agreements.........................................             --           --        (240)         --
                                                                         -------      -------    --------     -------
             Net cash used in investing activities...............        (14,593)      (1,218)    (17,800)       (933)
                                                                         -------      -------     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock issuance............................         14,000       19,014          --          --
  Proceeds from preferred stock issuance.........................             --       10,000       5,000          --
  Issuance of senior notes.......................................             --       90,000          --          --
  Proceeds from borrowings.......................................          1,301          580      15,000          --
  Deferred financing costs.......................................             --       (5,414)     (1,037)         --
  Repayment on debt..............................................         (5,761)     (15,796)     (1,000)     (4,007)
  Payments under capital leases..................................            (41)         (36)        (13)        (28)
  Recapitalization consideration.................................             --     (102,617)       (632)         --
                                                                         -------      -------     -------     -------
             Net cash provided by (used in) financing activities.          9,499       (4,269)     17,318      (4,035)
                                                                         -------      -------     -------     -------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS............. .....................................            218        1,975       3,841        (433)
CASH AND CASH EQUIVALENTS, beginning of period...................            473          691       2,666         691
                                                                          ------       ------     -------      ------
CASH AND CASH EQUIVALENTS, end of period.........................        $   691     $  2,666    $  6,507     $   258
                                                                          ------       ------     -------      ------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest.........................................        $ 1,480      $ 1,140     $ 5,147      $  851
  Cash paid for income taxes.....................................          1,638        4,450         427       3,241
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Series A preferred stock dividend-in-kind......................         $ --         $  150      $  799      $ --
  Series B preferred stock dividend accrual......................           --           --           189        --
  Accretion of discount on Series A preferred stock..............           --             28         128        --

        The accompanying notes are an integral part of these consolidated financial statements.

                              ELGAR HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (ALL INFORMATION FOR THE NINE MONTH PERIOD ENDED DECEMBER 27,
                               1997 IS UNAUDITED)


1. INCORPORATION AND COMPANY OPERATIONS

         Elgar Holdings, Inc., a Delaware corporation (the "Company") (formerly known as Carlyle-EEC Holdings, Inc.), manufactures and sells programmable power supply units through its subsidiaries, to commercial and defense entities as well as to governmental agencies. The Company's primary sales are within the United States and Europe. All of the Company's operations are in one business segment, programmable power supplies.

         The Company was incorporated on March 27, 1996 and had no operations from that date to April 3, 1996. On April 3, 1996, the Company acquired all of the outstanding common stock of Elgar Electronics Corporation, a California corporation ("Elgar") (the "Acquisition"). The Acquisition was accounted for as a purchase and, accordingly, the purchase price of $33 million was allocated to the assets acquired and liabilities assumed at their fair values. The excess of purchase price over the net assets acquired of approximately $19.7 million was recorded as goodwill, and is being amortized over 15 years on a straight line basis. The acquisition was funded with $14 million in cash and the proceeds from $19 million in term debt, which was paid off in connection with the Recapitalization (as defined below).

         On January 2, 1998, the Company entered into an Agreement and Plan of Merger (the "Recapitalization Agreement") pursuant to which the Company was recapitalized (the "Recapitalization"). Pursuant to the Recapitalization Agreement, all shares of the Company's common stock, other than those retained by certain members of management and certain other shareholders (the "Continuing Shareholders"), were converted into the right to receive cash based upon a formula. The Continuing Shareholders agreed to retain approximately 15% of the common equity of the Company. In order to finance the Recapitalization, the Company (i) issued $90 million of senior notes in a debt offering, (ii) received $19 million in cash from an investor group for common stock and (iii) received $10 million in cash for the issuance of redeemable preferred stock. In connection with the Recapitalization, the Company changed its name to Elgar Holdings, Inc. Elgar, as borrower, and the Company, as guarantor, also entered into a new $15 million revolving credit facility. Loans under the new facility are secured by substantially all of the Company's assets and are guaranteed by the Company and secured by a pledge of all the outstanding capital stock of Elgar. The credit agreement governing the facility contains customary financial covenants and defined events of default (see Note 4).

         Also in connection with this Recapitalization, the Company, a related party, and certain Shareholders entered into a Shareholder Agreement. Within the Shareholder Agreement is the subscription rights provision, among other provisions. The subscription rights provide that the Company is not permitted to issue equity securities, or securities convertible into equity securities, to any person unless the Company has offered to issue to each of the other Shareholders, on a pro rata basis, an opportunity to purchase such securities on the same terms, including price, and subject to the same conditions as those applicable to such person.

         On May 29, 1998, pursuant to a Stock Purchase Agreement dated as of May 5, 1998, Elgar acquired all issued and outstanding shares of capital stock of Power Ten, a California corporation, for $17.8 million in cash. The acquisition has been accounted for as a purchase. In connection with the acquisition, Elgar entered into non-compete agreements with the two former stockholders of Power Ten, one of whom is currently a member of Power Ten's management team. At closing, Elgar paid each former stockholder $120,000 as consideration for their agreement not to compete. The acquisition was financed by the issuance of 5,000 shares of Series B Convertible Preferred Stock for $5 million in cash and borrowings

                              ELGAR HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
          (ALL INFORMATION FOR THE NINE MONTH PERIOD ENDED DECEMBER 27,
                               1997 IS UNAUDITED)

of $15 million under the amended credit facility (see Notes 4 and 5). In connection with the Power Ten acquisition and the financing thereof, Elgar recorded approximately $16.1 million of goodwill (representing the excess of purchase price over the net assets acquired) and approximately $0.9 million of deferred financing costs, both of which are included in intangible assets as of January 2, 1999.

         Unaudited condensed pro forma net sales and net income (loss) for the fiscal years ended March 29, 1997 and March 28, 1998 and the nine months ended December 27, 1997 and January 2, 1999, assuming the Recapitalization and the Power Ten acquisition occurred on April 4, 1996, and also assuming a 40% statutory tax rate, are as follows (in thousands):


                                                   YEAR ENDED                   NINE MONTHS ENDED
                                       ---------------------------------  ------------------------------
                                           MARCH 29,         MARCH 28,      JANUARY 2,      DECEMBER 27,
                                             1997              1998           1999             1997
                                       ---------------    --------------  -------------    --------------
Net sales.........................          $53,531            $72,572       $49,000          $54,027
Net income (loss).................          $(4,238)            $  771       $(1,382)          $  561

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Elgar Electronics Corporation and Elgar's wholly-owned subsidiary, Power Ten. All significant intercompany accounts and transactions have been eliminated. The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending the Saturday closest to March 31. Accordingly, fiscal 1997 ended on March 29, 1997 and fiscal 1998 ended on March 28, 1998, and they comprised 51.5 and 52 weeks, respectively. As disclosed on Form 8-K filed on March 26, 1999, the Company recently changed its fiscal year end from the Saturday closest to March 31 to the Saturday closest to December 31. Interim periods include 13 or 14 weeks ending the last Saturday closest to the end of the quarter. Results of operations for the nine months ended January 2, 1999 are not necessarily indicative of the results to be expected for the Company's fiscal year ending January 1, 2000.

   UNAUDITED INTERIM FINANCIAL DATA

         The accompanying interim combined statements of operations and cash flows for the nine months ended December 27, 1997 are unaudited, but have been prepared on the same basis as the audited financial statements, and reflect all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and results of the interim periods presented in accordance with generally accepted accounting principles.

   CASH EQUIVALENTS

         Cash equivalents at March 28, 1998 and January 2, 1999 consist of a money market account in a financial institution.

   INVENTORIES

                              ELGAR HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
          (ALL INFORMATION FOR THE NINE MONTH PERIOD ENDED DECEMBER 27,
                               1997 IS UNAUDITED)

         Inventories, which include materials, direct labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and are comprised of the following (in thousands):


                                                MARCH 28, 1998       JANUARY 2, 1999
                                               ----------------     -----------------
Raw materials............................           $3,745              $4,151
Work-in-process..........................            3,677               3,254
Finished goods...........................              883               1,690
                                                    ------              ------
                                                    $8,305              $9,095
                                                    ------              ------

   PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is recorded at cost. Depreciation of property, plant and equipment is provided using the straight-line method over the estimated useful lives of the related assets.

         Property, plant and equipment and the related depreciable lives are as follows (in thousands):


                                                                   MARCH 28, 1998       JANUARY 2, 1999
                                                                  ----------------     -----------------
ASSET TYPE/DEPRECIABLE LIFE
Machinery and equipment/4-6 years.........................             $ 2,964              $ 3,428
Leasehold improvements/lease term.........................                 739                  694
Furniture and fixtures/4 years............................                 384                  449
Construction in progress..................................                 508                  365
                                                                         -----                -----
                                                                         4,595                4,936
Less: Accumulated depreciation and amortization...........              (1,643)              (2,337)
                                                                       --------              -------
                                                                        $2,952               $2,599
                                                                       --------              -------

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

                              ELGAR HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
          (ALL INFORMATION FOR THE NINE MONTH PERIOD ENDED DECEMBER 27,
                               1997 IS UNAUDITED)

   REVENUE RECOGNITION

         The Company recognizes revenue when goods are shipped to the customer, net of an allowance for estimated sales returns.

   CUSTOMER-FUNDED RESEARCH AND DEVELOPMENT

         The Company capitalizes certain costs associated with customer-funded research and development. Revenue is recorded when earned under such projects and costs incurred are charged to cost of sales. The amount of customer-funded research and development was insignificant for all periods presented in the accompanying financial statements.

   STOCK-BASED COMPENSATION ACCOUNTING

         The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123, "Accounting for Stock-based Compensation." The Company has elected to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and has provided pro forma disclosure as if the fair value based method prescribed by SFAS No. 123 had been utilized.

   USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   RECLASSIFICATIONS

         Certain prior-year amounts have been reclassified to conform to the current-year presentation.

   CONCENTRATION OF CREDIT RISK

         Sales to two customers, in the aggregate, accounted for approximately 39%, 47%, 47% and 32% of the Company's total revenue for the fiscal years ended March 29, 1997, March 28, 1998, and the nine months ended December 27, 1997 and January 2, 1999, respectively. The Company performs ongoing credit evaluation of its customers' financial condition. The Company maintains reserves for potential credit losses.

   FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of certain of the Company's financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximates fair value due to their short term nature.

   RECENT ACCOUNTING PRONOUNCEMENTS

                              ELGAR HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
          (ALL INFORMATION FOR THE NINE MONTH PERIOD ENDED DECEMBER 27,
                               1997 IS UNAUDITED)

         In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 requires reporting certain information about operating segments in annual and interim-period financial statements. The Company adopted SFAS No. 130 on March 29, 1998. The Company had no elements of comprehensive income during the nine months ended January 2, 1999 and December 27, 1997 or the fiscal years ended March 29, 1997 and March 28, 1998. The adoption of SFAS No. 131 did not have a material effect on the Company as the Company operates in one business segment.

         In March 1998, the Accounting Standards Executive Committee (AcSEC) issued AICPA Statement of Position (SOP) 98-1, "Accounting for costs of computer software developed or obtained for internal use." This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies characteristics of internal-use software and provides assistance in determining when computer software is for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998, with earlier application permitted. The adoption of SOP 98-1 on January 3, 1999 did not have a material effect on the Company's consolidated financial statements, results of operations, or related disclosures thereto.

         In April 1998, the Accounting Standards Executive Committee (AcSEC) issued AICPA Statement of Position (SOP) 98-5, "Reporting on the costs of start-up activities." This statement provides guidance on financial reporting of start-up costs and organization costs and requires that such costs of start-up activities be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, with earlier application permitted. The adoption of SOP 98-5 on January 3, 1999 did not have a material effect on the Company's consolidated financial statements, results of operations, or related disclosures thereto.

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and for Hedging Activities." SFAS No. 133 requires that all derivatives be recorded on the balance sheet as an asset or liability measured at its fair value with changes in fair value recognized currently in earnings unless hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000; however, a company may implement the provisions of SFAS No. 133 as of the beginning of any fiscal quarter after June 16, 1998. The Company has not yet determined what impact, if any, the adoption of SFAS No. 133 will have on the Company's consolidated financial statements, results of operations or related disclosures thereto.

                              ELGAR HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
          (ALL INFORMATION FOR THE NINE MONTH PERIOD ENDED DECEMBER 27,
                               1997 IS UNAUDITED)

3. SUPPLEMENTARY FINANCIAL INFORMATION

         Accrued liabilities consist of the following (in thousands):

                                                MARCH 28, 1998    JANUARY 2, 1999
                                                --------------    ---------------
Payroll and related......................             $1,965            $1,295
Warranty reserve.........................                433               373
Commissions..............................                317               325
Interest payable.........................              1,364             3,754
Management fees payable..................                 68                --
Dividends payable........................                 --               189
Other....................................                654               814
                                                      ------            ------
                                                      $4,801            $6,750
                                                      ------            ------

4. LONG-TERM DEBT AND REVOLVING LINE OF CREDIT

         In connection with the Recapitalization (see Note 1), all outstanding borrowings under the then existing revolving line of credit agreement and term loans payable to a bank aggregating approximately $10.9 million were repaid and concurrently, the Company issued $90 million of Senior Notes and entered into a new credit facility with a bank.

   SENIOR NOTES

         The Senior Notes bear interest at a rate of 9.875% per annum. Interest on the Senior Notes is payable semi-annually, commencing on August 1, 1998. The Senior Notes mature on February 1, 2008.

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

         The Senior Notes restrict, among other things, the Company's ability to incur additional indebtedness, pay dividends or make certain other restricted payments, incur liens, sell preferred stock of subsidiaries, apply net proceeds from certain asset sales, merge or consolidate with any other person, sell, assign, transfer, lease, convey or otherwise dispose of substantially all of the assets of the Company or enter into certain transactions with affiliates. The Senior Notes are guaranteed by the Company's wholly

                              ELGAR HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
          (ALL INFORMATION FOR THE NINE MONTH PERIOD ENDED DECEMBER 27,
                               1997 IS UNAUDITED)

owned subsidiary, Elgar. Such guarantee is full and unconditional. The only direct or indirect subsidiary of the Company that is not a guarantor of the Senior Notes is insignificant to the consolidated financial statements. In management's opinion, separate financial statements of the guarantors have not been presented as they would not be material to investors.

         The Senior Notes were issued on February 3, 1998. As such, the Company believes the fair value of the Senior Notes approximated the carrying value of such debt at March 28, 1998 ($90 million). The Company believes that the fair value of such debt as of January 2, 1999 was approximately $81 million as of January 2, 1999.

   CREDIT FACILITY

         In connection with the Recapitalization, Elgar, as borrower, and the Company, as guarantor, entered into a Loan and Security Agreement with a bank to provide Elgar with a $15 million revolving credit facility which matures on February 3, 2003. No amounts were outstanding under this credit facility as of March 28, 1998 and January 2, 1999.

         On May 29, 1998, in connection with the acquisition of Power Ten (see
Note 1), the Company amended its credit facility with the bank to, among other things, increase the available borrowings thereunder to $30 million by including a $15 million term facility ("Term Notes"). The proceeds of the term facility of $15 million were used to finance a portion of the Power Ten acquisition. On January 2, 1999, $14 million was outstanding under these Term Notes.

         Indebtedness of Elgar under this credit agreement is secured by a first priority security interest in substantially all of the Company's assets. Indebtedness under the agreement bears interest at a floating rate of interest equal to, at Elgar's option, the eurodollar rate for one, two, three or six months, plus 2.50%, or the bank's prime rate plus a margin of 1.50%. Advances under the agreement are limited to the lesser of (a) $15 million and (b)(i) 85% of eligible accounts receivable plus (ii) 60% of eligible inventory minus (iii) the aggregate amount of all undrawn letters of credit issued under the Credit Facility plus the aggregate amount of any unreimbursed drawings under any outstanding letters of credit.

         The credit agreement contains restrictions on the incurrence of debt, the sale of assets, mergers, acquisitions and other business combinations, voluntary prepayment of other debt of the Company, transactions with affiliates, repurchase or redemption of stock from stockholders, and various financial covenants, including covenants requiring the maintenance of fixed charge coverage, and maximum debt to earnings, before interest, taxes, depreciation and amortization (EBITDA) ratios and minimum consolidated EBITDA. As of January 2, 1999, the Company was not in compliance with the required covenants under the credit facility.

         On February 12, 1999, the Company and Elgar entered into a First Amendment and Waiver to the credit agreement pursuant to which, among other things, available borrowings under the Revolving Facility were reduced from $15 million to $5 million, certain financial covenants were amended, and the Company and Elgar received a waiver for past noncompliance with the covenants referred to in the preceding paragraph.

         The Company's long-term debt consisted of the following (in thousands):

                              ELGAR HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
          (ALL INFORMATION FOR THE NINE MONTH PERIOD ENDED DECEMBER 27,
                               1997 IS UNAUDITED)

                                                                   MARCH 28, 1998       JANUARY 2, 1999
                                                                   --------------       ---------------
Senior Notes due February 1, 2008 with an interest rate of
    9.875%.................................................             $90,000             $ 90,000

Term Notes due through February 3, 2003 with interest rates
    ranging from 8.0% to 8.5% at January 2, 1999...........
                                                                            --                14,000
                                                                        -------             --------
                                                                         90,000              104,000
Less: current portion......................................                  --                4,000
Long term portion..........................................             $90,000             $100,000
                                                                        -------             --------
                                                                        -------             --------

         Principal maturities under notes payable are as follows:

            YEAR ENDING                       AMOUNT
            -----------                       ------

            1999                            $  4,000
            2000                               1,250
            2001                               3,750
            2002                               4,000
            2003                               1,000
            Thereafter                        90,000
                                            --------
                Total                       $104,000
                                            --------
                                            --------

         Interest expense for the fiscal years ended March 29, 1997, March 28, 1998 and the nine months ended January 2, 1999 and December 27, 1997 approximated $1.6 million, $2.4 million, $6.7 million and $0.9 million, respectively.

   DEFERRED FINANCING COSTS

         In connection with the issuance of the Senior Notes and entering into the credit facility agreement, the Company incurred debt issuance costs of approximately $5.4 million that are being amortized to interest expense over the term of the related debt. Accumulated amortization at March 28, 1998 and January 2, 1999 is approximately $83,000 and $514,000, respectively.

   CAPITAL CALL AGREEMENT

         In connection with amending the aforementioned credit agreement, the Company, Elgar and the Company's majority shareholder entered into a capital call agreement with Bankers Trust (the "Capital Call Agreement"). On February 12, 1999, in connection with entering into the First Amendment and Waiver to the Credit Agreement, the majority shareholder agreed to make a capital contribution to the Company by no later than March 31, 1999 in the amount of $4.0 million. This contribution was made on March 30, 1999, at which time the Company transferred the funds to Elgar for purposes of repaying outstanding indebtedness under the Credit Agreement (see Note 5, Convertible Preferred Stock, below). In addition, on February 12, 1999, the majority shareholder entered into an Amended and Restated Capital Call Agreement with Bankers Trust pursuant to which, among other things, the majority shareholder agreed to contribute up to an additional $5.0 million of capital to the Company upon the occurrence of certain events, including the Company's failure to comply with certain financial covenants contained in the Amended and Restated Capital Call Agreement.

                              ELGAR HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
          (ALL INFORMATION FOR THE NINE MONTH PERIOD ENDED DECEMBER 27,
                               1997 IS UNAUDITED)

5. PREFERRED STOCK

   REDEEMABLE PREFERRED STOCK

         In connection with the Recapitalization, the Company issued 10,000 shares of redeemable preferred stock, designated as Series A 10% Cumulative Redeemable Preferred Stock, for cash proceeds of $10 million. In connection with such issuance, the Company also issued to the purchasers warrants to purchase 353,744 shares of the Company's common stock. A value of $1.7 million has been attributed to the warrants. The $1.7 million warrant value is included in additional paid-in-capital as of March 28, 1998 and January 2, 1999.

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

         If the cash dividends payable on the redeemable preferred stock shall have been in arrears and unpaid for four or more successive dividend payment dates, then until the date on which all such dividends in arrears are paid in full, dividends shall accrue and be payable to the holders at the annual rate of 12% times the sum of $1,000 per share and accrued but unpaid dividends thereon. Upon payment in full of all dividends in arrears, cash dividends will thereafter be payable at the 10% annual rate set forth above. There were no dividends in arrears as of March 28, 1998 or January 2, 1999.

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

                              ELGAR HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
          (ALL INFORMATION FOR THE NINE MONTH PERIOD ENDED DECEMBER 27,
                               1997 IS UNAUDITED)

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

   CONVERTIBLE PREFERRED STOCK

         In connection with the acquisition of Power Ten (see Note 1), the Company issued 5,000 shares of Series B 6% Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") for cash proceeds of $5.0 million.

         In connection with entering into the First Amendment and Waiver to the Credit Agreement (see Note 4), the Company's majority shareholder agreed to make a capital contribution to the Company by no later than March 31, 1999 in the amount of $4.0 million. In order to effectuate the contribution on March 30, 1999, the Company issued 4,000 shares of Series C 6% Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") for cash proceeds of $4.0 million. The offering, which was made in compliance with the subscription rights contained in the Company's Shareholders Agreement, was completed on March 30, 1999 (See Note 1).

         Dividends are payable to the holders of the Series B and Series C Preferred Stock at the annual rate per share of 6%, respectively, times the sum of $1,000 and accrued but unpaid dividends. Dividends shall be payable semi-annually on April 30 and October 31 of each year, commencing October 31, 1998, when and if declared by the Board of Directors out of funds legally available therefor.

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

         Holders of shares of the Series B and Series C Preferred Stock will have the right, at such holder's option, at any time following a Triggering Event (as defined), to convert all or a portion of such shares into the Company's common stock, excluding accrued dividends, at the conversion price of $10.00 and $1.50 per share, respectively, subject to adjustments pursuant to certain anti-dilution provisions.

         The holders of shares of convertible preferred shall not be entitled to any voting rights. However, without the consent of the holders of at least 51% of the outstanding shares of convertible preferred stock, the Company may not amend its Certificate of Incorporation in any way that would adversely alter or change the powers, preferences or special rights of the convertible preferred stock.

         The Series B Preferred Stock and Series C Preferred Stock, which rank on a parity with each other, rank junior to the Series A Redeemable Preferred Stock.

                              ELGAR HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
          (ALL INFORMATION FOR THE NINE MONTH PERIOD ENDED DECEMBER 27,
                               1997 IS UNAUDITED)

6. COMMON STOCK

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

7. DERIVATIVE FINANCIAL INSTRUMENTS

   INTEREST RATE SWAP

         The Company has only limited involvement in derivative financial instruments and does not hold or issue them for trading purposes. Certain amounts borrowed under the Company's Credit Facility are at variable interest rates and the Company is thus subject to market risk resulting from interest rate fluctuations. The Company enters into interest rate swaps in part to alter interest rate exposures. Interest rate swaps allow the Company to raise long-term borrowings at floating rates and effectively swap them into fixed rates that are lower than those available to the Company if fixed-rate were made directly. Under interest rate swaps, the Company agrees with another party to exchange, at specified intervals, the difference between fixed-rate and floating-rate amounts calculated by reference to an agreed notional principal amount. The Company's exposure with respect to upward movements in interest rates is with respect to this portion of its bank debt.

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

         On June 22, 1998, the Company entered into an interest rate swap agreement with a bank with a notional amount of $7.5 million. Under the swap agreement, the Company is required to pay a fixed rate of 5.83% on each March 24, June 24, September 24 and December 24, commencing on September 24, 1998. The swap agreement continues for the life of the related term loan agreement balances, with the notional amounts of the swap decreasing as principal decreases on the related loan agreement, terminating on June 25, 2001. The Company receives a floating rate based on the three-month London Interbank Offering Rate (LIBOR) on the same dates as described above. In connection with the swap agreement, the Company has included $10,068 in interest expense in its consolidated statements of operations for the nine months ended January 2, 1999.

                              ELGAR HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
          (ALL INFORMATION FOR THE NINE MONTH PERIOD ENDED DECEMBER 27,
                               1997 IS UNAUDITED)

8. STOCK-BASED COMPENSATION

   STOCK OPTION PLAN

         On July 15, 1998, Elgar Holdings, Inc. adopted the 1998 Stock Option Plan (the "Option Plan"), which provides for the issuance of up to 265,374 shares of common stock pursuant to awards granted under the Option Plan. As of January 2, 1999, there were options outstanding to purchase 236,750 shares of common stock (though issuances of options to purchase 168,500 shares of common stock are subject to receipt of a waiver by the requisite percentage of the Company's stockholders of a subscription right contained in the Shareholders Agreement (see Note 4). All options have been granted at fair market value on the date of grant, as determined by the Board of Directors. Options vest ratably over four years and generally expire on the tenth anniversary of the date of grant.

         The changes in the number of common shares under option for the nine month period ended January 2, 1999 are summarized as follows:

                                                 NUMBER OF         WEIGHTED
                                                  SHARES        AVERAGE PRICE
                                                 ---------      -------------

Outstanding as of March 28, 1998.........              --
    Granted..............................         254,750           $15.00
    Exercised............................              --
    Forfeited............................              --
                                                  -------
Outstanding as of January 2, 1999........         254,750           $15.00
Exercisable as of January 2, 1999........              --               --

         The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." This amount is for disclosure purposes only, and may not be representative of future calculations since additional options may be granted in future years. If the Company had recognized compensation cost for stock-based employee compensation in accordance with the provisions of SFAS N0. 123, the Company's net loss would have increased by approximately $36,000. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for nine months ended January 2, 1999: expected volatility of 0 %; risk-free interest rate between 4.85 and 5.48 percent; expected option life of 10 years; and no dividend yield.

                              ELGAR HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
          (ALL INFORMATION FOR THE NINE MONTH PERIOD ENDED DECEMBER 27,
                               1997 IS UNAUDITED)

9. INCOME TAXES

         The provision (benefit) for income taxes consists of the following (in thousands):

                                                       YEAR ENDED                      NINE MONTHS
                                           -----------------------------------            ENDED
                                           MARCH 29, 1997       MARCH 28, 1998       JANUARY 2, 1999
                                           --------------       --------------       ---------------
  Current
    Federal......................              $1,517               $3,753                $(419)
    State........................                 105                  588                  (74)
                                               ------               ------                ------
                                                1,622                4,341                 (493)
                                               ------               ------                ------
                                               ------               ------                ------
  Deferred
    Federal......................                 116                 (286)                 257
    State........................                 134                  393                   45
                                               ------               ------                ------
                                                  250                  107                  302
                                               ------               ------                ------
Provision for income taxes.......              $1,872               $4,448                $(191)
                                               ------               ------                ------
                                               ------               ------                ------

         The provision (benefit) for income taxes reconciles to the amounts computed by applying the Federal statutory rate to income (loss) before taxes as follows (dollars in thousands):

                                                     YEARS ENDED
                                     -----------------------------------------------          NINE MONTHS ENDED
                                        MARCH 29, 1997               MARCH 28, 1998            JANUARY 2, 1999
                                     -------------------          ------------------        ---------------------
Computed statutory tax......         34.00%       $1,261          34.00%      $3,135        (34.00)%       $(531)
State income taxes, net of
  federal benefit...........          6.00%          223           6.00%         552         (6.00)%         (94)
Permanent differences from
  amortization of
  intangible assets.........         14.17%          525           5.70%         526         41.90%          654
Other.......................         (3.70)%        (137)          2.55%         235          6.80%          107
R&D credits.................            --          --              --          --          (20.90)%        (327)
                                     -----        ------          -----       ------         -----         -----
Provision (benefit) for
  income taxes..............         50.47%       $1,872          48.25%      $4,448         12.20%        $(191)
                                     -----        ------          -----       ------         -----         -----
                                     -----        ------          -----       ------         -----         -----

                              ELGAR HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
          (ALL INFORMATION FOR THE NINE MONTH PERIOD ENDED DECEMBER 27,
                               1997 IS UNAUDITED)

         The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows (in thousands):

                                                              YEAR ENDED             NINE MONTHS ENDED
                                                            MARCH 28, 1998            JANUARY 2, 1999
                                                            --------------           -----------------
Current deferred taxes                                             --
    Section 163(j) interest carryforwards..........             $ 451                     $ 436
    State taxes....................................               193                        --
    Other reserves.................................               166                       108
    Accrued expenses...............................               288                       252
                                                               ------                    ------
        Total current deferred taxes...............             1,098                       796
Noncurrent deferred taxes
    Depreciation and UNICAP........................               249                       204
    Inventory reserves.............................               321                       355
    Other..........................................                83                        94
                                                               ------                    ------
        Total noncurrent deferred taxes............               653                       653
                                                               ------                    ------
Total deferred tax assets..........................            $1,751                    $1,449
                                                               ------                    ------
                                                               ------                    ------

         Management believes that it is more likely than not that the Company will realize its deferred tax assets; therefore, no valuation allowance has been reflected in the accompanying consolidated financial statements.

10. COMMITMENTS AND CONTINGENCIES (DOLLARS IN THOUSANDS)

   LITIGATION

         The Company is subject to various claims as a result of its ongoing business activities. Management believes that the outcome of any such claims will not have a material adverse effect on the Company's financial position or results of operations.

   LEASE COMMITMENTS

         The Company leases its facilities and certain equipment under non-cancelable operating leases that expire through 2002. The Company's primary facility lease expires in 2002 and contains an option to extend the lease for two additional five-year periods. The Company's secondary facility leases expire in 2000 and 2001, and contain options to extend the leases for an additional two-year period. Rent expense under operating leases amounted to $722, $807, $593 and $965 for the fiscal years ended March 29, 1997, March 28, 1998, and the nine month periods ended January 2, 1999 and December 27, 1997, respectively.

         The Company also leases certain equipment under capital leases which expire through 2001. Cost of equipment under capital leases included in property, plant and equipment in the accompanying consolidated balance sheets at March 28, 1998 and January 2, 1999 is $55 and $55, respectively, and the related accumulated depreciation is $21 and $31, respectively.

         Minimum future lease payments as of January 2, 1999 under capital and operating leases are as follows (in thousands):

                              ELGAR HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
          (ALL INFORMATION FOR THE NINE MONTH PERIOD ENDED DECEMBER 27,
                               1997 IS UNAUDITED)

YEAR                                                        CAPITAL LEASES          OPERATING LEASES
----                                                        --------------          ----------------
    1999...........................................               $17                    $1,389
    2000...........................................                 8                     1,195
    2001...........................................                --                       781
    2002...........................................                --                       714
                                                                  ---                    ------
        Total......................................               $25                    $4,079
                                                                  ---                    ------
Less: amount representing interest.................                (2)                       --
                                                                  ----
Present value of obligations under
   capital lease...................................                23                        --
Less: current portion..............................               (15)                       --
                                                                  ----
Long term capital lease obligation.................               $ 8                        --
                                                                  ---                    ------
                                                                  ---                    ------

   LEASE INCOME

         The Company sub-leases certain of its office space for approximately $7,200 per month. The Lease expires in July 2000. Future income expected under the sublease is as follows (in thousands):

               YEAR                        INCOME
               ----                        ------
               1999                         $ 88
               2000                           43
                                            ----
                   Total                    $131
                                            ----

11. INCENTIVE COMPENSATION ARRANGEMENTS (DOLLARS IN THOUSANDS)

         The Company instituted an employee bonus program on September 29, 1996 under which all non-management employees are paid bonuses based on the achievement of certain performance criteria, as defined in the bonus program. The Company incurred expenses of $191, $480, $264 and $358 for the fiscal years ended March 29, 1997 and March 28, 1998, and for the nine month periods ended January 2, 1999 and December 27, 1997, respectively, under this compensation arrangement.

         The Company also has a management incentive program under which the management-level employees are paid incentives based on the achievement of certain performance criteria. The Company incurred expenses of $356, $467, $0 and $415 for the fiscal years ended March 29, 1997 and March 28, 1998, and for the nine month periods ended January 2, 1999 and December 27, 1997, respectively, under this compensation arrangement.

         The Company also maintains a defined contribution 401(k) plan (the "Plan") for all of its employees. Those employees who participate in the Plan are entitled to make contributions of up to 15 percent of their compensation, limited by IRS statutory contribution limits. In addition to employee contributions, the Company also contributes to the Plan by matching 40 percent of employee contributions up to the first six percent of contributions. Amounts contributed to the Plan by the Company were $202, $226, $215 and $156 for the fiscal years ended March 29, 1997 and March 28, 1998, and for the nine month periods ended January 2, 1999 and December 27, 1997, respectively.

         In connection with the Recapitalization, the Company entered into employment agreements with certain of its officers and executives that provide for stipulated annual salary payments. Termination of the agreements may occur by either party upon 30 days prior written notice or in the event of death or

                              ELGAR HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
          (ALL INFORMATION FOR THE NINE MONTH PERIOD ENDED DECEMBER 27,
                               1997 IS UNAUDITED)

permanent disability. The agreements contain certain payment provisions in the event the employee is terminated due to permanent disability or in the event of death, conviction of a crime, or material breach or failure to perform obligations under the agreements.

12. RELATED PARTY TRANSACTION

         Pursuant to the terms of a Management Agreement entered into between the Company and an affiliate of its principal shareholder (the "Management Agreement"), the Company paid such affiliate a transaction fee in amount of $1.0 million in connection with the Recapitalization and $425,000 in connection with the acquisition of Power Ten, and has also agreed to pay such affiliate an annual management fee of $500,000 that commenced accruing on February 3, 1998 and is payable in advance on a semi-annual basis thereafter. In September 1998, the Company and the affiliate amended the Management Agreement and concurrently entered into a Management Services Agreement with the affiliate, the combined effect of which was to further delineate the management services to be provided by the affiliate and to reduce the term of the Management Agreement from ten years to five years. Management fees expense under the Management Agreement, Management Services Agreement and previous management agreements was $280, $318, $375 and $210 for the fiscal years ended March 29, 1997 and March 28, 1998, and for the nine month periods ended January 2, 1999 and December 27, 1997, respectively.

13. SUBSEQUENT EVENT

         On March 24, 1999, the Board of Directors of Elgar Holdings, Inc. approved a resolution to increase the issuance of up to 489,763 shares of Common Stock pursuant to awards granted under the Stock Option Plan. Subsequent to the March 24, 1999 board meeting, Elgar has circulated to the Company's stockholders a waiver of a subscription right contained in the Company's Shareholder Agreement. The required approvals to the amended shareholder agreement have not yet been obtained.

                        VALUATION AND QUALIFYING ACCOUNTS

                              ELGAR HOLDINGS, INC.

                                 (IN THOUSANDS)

                                                                     ADDITIONS
                                                   BALANCE AT       CHARGED TO
                                                  BEGINNING OF       COSTS AND             (a)       BALANCE AT END
                 DESCRIPTION                         PERIOD          EXPENSES          DEDUCTIONS      OF PERIOD
-------------------------------------------       ------------      ----------         ----------    --------------
Allowance for doubtful accounts (deducted
  from accounts receivable)
  Nine Months Ended January 2, 1999........           $ 197              $ 22            $ (48)            $ 171
  Fiscal year ended March 28, 1998.........             189                15               (7)              197
  Fiscal year ended March 29, 1997.........             184                 5                0               189


--------------
(a)      Includes write-offs and reversals.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this Report to be signed on their behalf by the undersigned, thereunto duly authorized in the City of San Diego, State of California on the 21st day of June, 1999.

                                   ELGAR HOLDINGS, INC.
                                   ELGAR ELECTRONICS CORPORATION

                                   By: /s/ Kenneth R. Kilpatrick
                                      --------------------------------------
                                       Kenneth R. Kilpatrick
                                       President and Chief Executive Officer

        SIGNATURE                                   TITLE                            DATE
        ---------                                   -----                            ----

/s/ Kenneth R. Kilpatrick
---------------------------      Director, President and Chief Executive        June 21, 1999
 Kenneth R. Kilpatrick           Officer (Principal Executive Officer)


/s/ Christopher W. Kelford
---------------------------      Vice President--Finance, Chief Financial       June 21, 1999
 Christopher W. Kelford          Officer and Treasurer (Principal Financial
                                 and Accounting Officer)


  /s/ John F. Lehman
---------------------------      Director                                       June 21, 1999
     John F. Lehman


  /s/ Donald Glickman
---------------------------      Director and Vice President                    June 21, 1999
    Donald Glickman


   /s/ George Sawyer
---------------------------      Director                                       June 21, 1999
     George Sawyer


    /s/ Keith Oster
---------------------------      Director and Secretary                         June 21, 1999
       Keith Oster


---------------------------      Director                                      June __, 1999
 Oliver C. Boileau, Jr.


---------------------------      Director                                      June __, 1999
   Thomas G. Pownall



        SIGNATURE                                   TITLE                            DATE
        ---------                                   -----                            ----



---------------------------      Director                                      June __, 1999
      William Paul


 /s/ Joseph A. Stroud
---------------------------      Director                                      June 21, 1999
    Joseph A. Stroud


---------------------------      Director                                      June __, 1999
    Bruce D. Gorchow

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Gatos, State of California on the 21st day of June, 1999.

                                   POWER TEN

                                   By: /s/ Kenneth R. Kilpatrick
                                      --------------------------------------
                                       Kenneth R. Kilpatrick
                                       President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

        SIGNATURE                                   TITLE                            DATE
        ---------                                   -----                            ----

/s/ Kenneth R. Kilpatrick        President and Chief Executive Officer,
---------------------------      Director (Principal Executive Officer)        June 21, 1999
  Kenneth R. Kilpatrick



/s/ Christopher W. Kelford       Vice President--Finance, Chief Financial      June 21, 1999
---------------------------      Officer and Treasurer (Principal Financial
 Christopher W. Kelford          and Accounting Officer)


  /s/ Donald Glickman
---------------------------      Director and Vice President                   June 21, 1999
     Donald Glickman


     /s/ Keith Oster
---------------------------      Director and Vice President                   June 21, 1999
       Keith Oster