Form 10-Q/A
period 1999-01-02
ELGAR HOLDINGS INC
filed 1999-06-22
CIK 1061976

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                           FORM 10-Q/A AMENDMENT NO. 1

(MARK ONE)
  /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                 For the quarterly period ended January 2, 1999

                                       OR

  / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _____________ to

                       COMMISSION FILE NUMBER 1-333-55797

                               ------------------

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

                             -----------------

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ELGAR HOLDINGS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                                  PAGE
PART I             FINANCIAL INFORMATION                                                         NUMBER
------             ---------------------                                                         -------
Item 1             Consolidated Financial Statements

                       Consolidated Statements of Operations for the three
                         months and nine months ended December 27, 1997
                         (unaudited) and the three months and nine months ended
                         January 2, 1999 (unaudited).......................................         3

                       Consolidated Balance Sheets as of March 28, 1998 and January 2,
                         1999 (unaudited)..................................................         4

                       Consolidated Statements of Cash Flows for the nine months ended
                         December 27, 1997 (unaudited) and  nine months ended January 2,
                         1999 (unaudited)..................................................         5

                   Notes to Consolidated Financial Statements (unaudited)..................         6

Item 2             Management's Discussion and Analysis of Financial Condition and Results
                     of Operations.........................................................        12

PART II            OTHER INFORMATION
-------            -----------------

Item 6             Exhibits and Reports on Form 8-K........................................        16


                      ELGAR HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                    FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                  -----------------------------      ------------------------------
                                                  DEC. 27, 1997     JAN. 2, 1999     DEC. 27, 1997     JAN. 2, 1999
                                                  -------------     ------------     -------------     ------------
Net sales.....................................       $17,533           $14,188          $46,615           $47,136
Cost of sales.................................         8,758             7,926           24,325            26,000
                                                     -------           -------          -------            ------
    Gross profit..............................         8,775             6,262           22,290            21,136
Selling, general and administrative expense...         2,482             2,372            6,781             8,114
Research and development and engineering
   expenses...................................         1,661             1,454            4,448             4,912
Amortization expense..........................           328               612              985             1,663
                                                     -------           -------          -------            ------
    Operating income..........................         4,304             1,824           10,076             6,447
Interest expense, net.........................           336             2,631            1,096             8,008
                                                     -------           -------          -------            ------
Income (loss) before income tax provision
   (benefit)..................................         3,968              (807)           8,980            (1,561)
Income tax provision (benefit)................         2,139              (309)           4,410              (191)
                                                     -------           -------          -------            ------
    Net income (loss).........................        $1,829           $ (498)         $  4,570           $(1,370)
                                                     -------           -------          -------            ------
                                                     -------           -------          -------            ------

                THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL
         STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                      ELGAR HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                         MARCH 28,          JAN. 2, 1999
                                                                                          1998(1)            (UNAUDITED)
                                                                                         ---------          ------------
                                     ASSETS

CURRENT ASSETS:

  Cash and cash equivalents...................................................           $  2,666             $  6,507
  Accounts receivable, net of allowance for doubtful accounts of
     $197 and $171, respectively..............................................              6,453                5,168
  Inventories.................................................................              8,305                9,095
  Deferred tax assets.........................................................              1,098                  796
  Prepaids and other..........................................................                373                1,356
                                                                                         --------             --------
      Total current assets....................................................             18,895               22,922
PROPERTY, PLANT AND EQUIPMENT, at cost, net of accumulated depreciation and
   amortization of $1,643 and $2,337, respectively............................              2,952                2,599
INTANGIBLE ASSETS, net of accumulated amortization of
   $2,711 and $4,910, respectively............................................             22,412               37,580
DEFERRED TAX ASSETS, net of current portion...................................                653                  653
                                                                                         --------             --------
                                                                                         $ 44,912             $ 63,754
                                                                                         --------             --------
                                                                                         --------             --------
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

  Accounts payable............................................................             $3,068               $3,164
  Accrued liabilities.........................................................              4,801                6,750
  Current portion of long-term debt...........................................               --                  2,250
  Current portion of capital lease obligations................................                 17                   15
                                                                                         --------             --------
      Total current liabilities...............................................              7,886               12,179
CAPITAL LEASE OBLIGATIONS, net of current portion.............................                 19                    8
LONG-TERM DEBT, net of current portion........................................             90,000              101,750
                                                                                         --------             --------
         Total liabilities....................................................             97,905              113,937
                                                                                         --------             --------
SERIES A 10% CUMULATIVE REDEEMABLE PREFERRED STOCK,
   no par value, 20,000 shares authorized; 10,000 shares issued and outstanding
   on March 28, 1998 and January 2, 1999, respectively........................              8,478                9,406
                                                                                         --------             --------

STOCKHOLDERS' EQUITY (DEFICIT):

  Series B 6% Cumulative Convertible Preferred Stock, no par value, 0 and 5,000 shares authorized, issued and outstanding on March 28, 1998
     and January 2, 1999, respectively........................................               --                  5,000
  Common Stock, $.01 par value, 5,000,000 shares authorized; 2,300,000 shares
     issued and outstanding...................................................                 23                   23
  Additional paid-in capital..................................................            (67,926)             (68,558)
  Retained earnings...........................................................              6,432                3,946
                                                                                         --------             --------
                                                                                          (61,471)             (59,589)
                                                                                         --------             --------
                                                                                         $ 44,912             $ 63,754
                                                                                         --------             --------
                                                                                         --------             --------

-------------
(1) The balance sheet at March 28, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL
                   PART OF THESE FINANCIAL STATEMENTS.

                      ELGAR HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                 FOR THE NINE MONTHS ENDED
                                                                                ----------------------------
                                                                                DEC. 27, 1997  JAN. 2, 1999
                                                                                -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss).....................................................          $  4,570       $ (1,370)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Amortization of intangibles.......................................               985          1,663
      Amortization of deferred loan costs...............................               132            536
      Depreciation and amortization on property, plant and equipment....               615            748
      (Increases) decreases in assets:
         Accounts receivable............................................            (1,205)         2,542
         Inventories....................................................            (2,420)           375
         Prepaids and other.............................................              (158)          (914)
         Deferred tax assets............................................               226            403
      Increases (decreases) in liabilities:
         Accounts payable...............................................               355           (510)
         Accrued liabilities............................................               553         (1,540)
         Income taxes payable...........................................               943            --
         Interest payable...............................................               (61)         2,390
                                                                                  --------       --------
  Net cash provided by operating activities.............................             4,535          4,323
                                                                                  --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of property, plant and equipment............................              (933)          (294)
  Acquisition of Power Ten, net of cash acquired........................               --         (17,266)
  Non-compete agreements................................................               --            (240)
                                                                                  --------       --------
  Net cash (used in) investing activities...............................              (933)       (17,800)
                                                                                  --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from preferred stock issuance................................               --           5,000
  Proceeds from bank borrowings.........................................               --          15,000
  Deferred financing costs..............................................               --          (1,037)
  Repayments on debt....................................................            (4,007)        (1,000)
  Payments under capital leases.........................................               (28)           (13)
  Recapitalization consideration........................................               --            (632)
                                                                                  --------       --------
  Net cash provided by (used in) financing activities                               (4,035)         17,318
                                                                                  --------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................              (433)         3,841
CASH AND CASH EQUIVALENTS, beginning of period..........................               691          2,666
                                                                                  --------       --------
CASH AND CASH EQUIVALENTS, end of period................................          $    258        $ 6,507
                                                                                  --------       --------
                                                                                  --------       --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest................................................          $    851       $  5,147
  Cash paid for income taxes............................................             3,241            427

NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Preferred stock dividend-in-kind......................................          $    --        $    799
  Preferred stock dividend..............................................               --             189
  Accretion of discount on preferred stock..............................               --             128


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL
                   PART OF THESE FINANCIAL STATEMENTS.

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

         Unaudited condensed pro forma net sales and net loss for the nine month periods ended December 27, 1997 and January 2, 1999, assuming the
Recapitalization and the Power Ten acquisition occurred on March 30, 1997 and March 29, 1998, respectively, and also assuming a 40% statutory tax rate, are as follows (in thousands):

                                                NINE MONTHS ENDED
                                         ---------------------------------
                                         DEC. 27, 1997        JAN. 2, 1999
                                         -------------        ------------
Net sales...........................         $54,027              $49,000
Net income (loss)...................           $ 561              $(1,382)

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

   INVENTORIES

         Inventories, which include materials, direct labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and are comprised of the following (in thousands):

                                            MARCH 28, 1998         JAN. 2, 1999
                                            --------------         ------------
Raw materials...........................        $3,745               $4,151
Work-in-process.........................         3,677                3,254
Finished goods..........................           883                1,690
                                                ------               ------
     Total..............................        $8,305               $9,095
                                                ------               ------
                                                ------               ------

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

   REVENUE RECOGNITION

                              ELGAR HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                              ELGAR HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. LONG-TERM DEBT, CREDIT FACILITY AND CAPITAL CALL AGREEMENT

   SENIOR NOTES

         In connection with the Recapitalization, all outstanding borrowings under the then-existing revolving line of credit agreement and term loans payable to a bank aggregating approximately $10.9 million were repaid and, concurrently, the Company issued $90 million of 9.875% Senior Notes due February 1, 2008 and entered into the Credit Facility. Interest on the Senior Notes is payable semi-annually on each February 1 and August 1, with the first such payment having been made on August 1, 1998.

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

                              ELGAR HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

6. INTEREST RATE SWAP

         On June 22, 1998, the Company entered into an interest rate swap agreement with a bank with a

                              ELGAR HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

RESULTS OF OPERATIONS

         The following table sets forth certain income statement information for the Company as a percentage of net sales for the three months and nine months ended December 27, 1997 and January 2, 1999, with the results of Power Ten included from its date of acquisition on May 29, 1998:

                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                            ------------------------------     ------------------------------
                                            DEC. 27, 1997     JAN. 2, 1999     DEC. 27, 1997     JAN. 2, 1999
                                            -------------     ------------     -------------     ------------
Net sales...............................       100.0%            100.0%            100.0%           100.0%
Cost of sales...........................        50.0              55.9              52.2             55.2
                                               -----             -----             -----            -----
    Gross profit........................        50.0              44.1              47.8             44.8
Selling, general and administrative
   expense..............................        14.1              16.7              14.6             17.2
Research and development and
   engineering expenses.................         9.5              10.2               9.5             10.4
Amortization expense....................         1.9               4.3               2.1              3.5
                                               -----             -----             -----            -----
    Operating income....................        24.5%             12.9%             21.6%            13.7%
                                               -----             -----             -----            -----

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

         GROSS PROFIT. Gross profit for the quarter ended January 2, 1999 was $6.3 million, a decrease of $2.5 million, or 28.4%, from gross profit of $8.8 million for the quarter ended December 27, 1997. As a percentage of net sales, gross profit decreased from 50.0% for the quarter ended December 27, 1997 to 44.1% for the quarter ended January 2, 1999. The decrease in gross profit was primarily attributable to unfavorable product mix and lower sales volume.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses were $2.4 million for the quarter ended January 2, 1999, a decrease of $0.1 million, or 4.0%, from SG&A expenses of $2.5 million for the quarter ended December 27, 1997. SG&A expenses increased as a percentage of net sales from 14.1% for the quarter ended December 27, 1997 to 16.7% for the quarter ended January 2, 1999. The decrease in dollars in SG&A was primarily due to a reduction in advertising expense, lower commissions due to lower sales volume and lower levels of bonuses expected as compared to the prior year.

         RESEARCH AND DEVELOPMENT AND ENGINEERING EXPENSES. Research and development and engineering expenses were $1.5 million for the quarter ended January 2, 1999, a decrease of $0.2 million, or 11.8%, from research and development and engineering expenses of $1.7 million for the quarter ended December 27, 1997. As a percentage of net sales, research and development and engineering expense increased from 9.5% for the quarter ended December 27, 1997 to 10.2% for the quarter ended January 2, 1999. The decrease in dollars was due to lower labor, consulting and engineering material expense in the quarter ended January 2, 1999 versus the quarter ended December 27, 1997.

         AMORTIZATION EXPENSE. Amortization expense increased to $0.6 million for the quarter ended January 2, 1999 from $0.3 million for the quarter ended December 27, 1997. This increase was due to three months of amortization expense incurred in connection with the Company's acquisition of Power Ten.

         OPERATING INCOME. Operating income was $1.8 million for the quarter ended January 2, 1999, a decrease of $2.5 million, or 58.1%, from operating income of $4.3 million for the quarter ended December 27, 1997. Operating income decreased as a percentage of net sales from 24.5% for the quarter ended December 27, 1997 to 12.9% for the quarter ended January 2, 1999, due to the factors discussed above.

         INCOME TAXES. Income taxes for the three months ended January 2, 1999 contained a tax benefit of $309,000, compared to a tax provision of $2.1 million for the three months ended December 27, 1997. The Company's effective tax rate was 38.3% for the three months ended January 2, 1999 and 53.9% for the three months ended December 27, 1997. The effective tax rate differs from the statutory tax rate of 40.0%, primarily due to the non-deductibility of goodwill for tax purposes and realization of R & D tax credits utilized by the Company.

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

         GROSS PROFIT. Gross profit for the nine months ended January 2, 1999 was $21.1 million, a decrease of $1.2 million, or 5.4%, from gross profit of $22.3 million for the nine months ended December 27, 1997. As a percentage of net sales, gross profit decreased from 47.8% for the nine months ended December 27, 1997 to 44.8% for the nine months ended January 2, 1999. The decrease in gross profit was primarily attributable to unfavorable product mix.

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

         INCOME TAXES. Income taxes for the nine months ended January 2, 1999 contained a tax benefit of $191,000, compared to a tax provision of $4.4 million for the nine months ended December 27, 1997. The Company's effective tax rate was 12.2% for the nine months ended January 2, 1999 and 49.1% for the nine months ended December 27, 1997. The effective tax rate differs from the statutory tax rate of 40.0%, primarily due to the non-deductibility of goodwill for tax purposes realization of R & D tax credits utilized by the Company.

LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOW. The Company's principal uses of cash are to finance working capital, debt service and capital expenditures. Historically, the Company has funded its activities principally from working capital and a line of credit.

         Cash flow provided by operating activities for the nine months ended January 2, 1999 was $4.3 million, a decrease of $0.2 million from cash flow of $4.5 million provided by operating activities for the nine months ended December 27, 1997. This decrease was attributable to a decrease in net income of $5.9 million, a decrease of $2.1 million in accruals, a decrease of $0.9 million in accounts payable and a decrease of $0.9 million in income tax accrual, offset by a $3.7 million decrease in accounts receivable, a $2.8 million decrease in inventory, a $2.5 million increase in interest payable on the Senior Notes and a $0.6 million decrease in intangibles.

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

                             ELGAR HOLDINGS, INC.


Dated:  June 21, 1999        By: /s/ Christopher W. Kelford
                                 -------------------------------------------
                                 Christopher W. Kelford
                                 Vice President--Finance, Chief Financial
                                   Officer, Treasurer and Assistant Secretary