Form 10-Q/A
period 1999-01-02
ELGAR HOLDINGS INC
filed 1999-07-08
CIK 1061976

================================================================================
================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                           FORM 10-Q/A AMENDMENT NO. 2


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

===============================================================================
===============================================================================

                                EXPLANATORY NOTE

         Elgar Holdings, Inc. is filing Amendment No. 2 to its Quarterly Report on Form 10-Q/A for its fiscal quarter ended January 2, 1999 in order to correct a misallocation of $1,750,000 of its indebtedness. As set forth on the following page, the following corrections have been made to the Consolidated Balance Sheet at January 2, 1999 presented in the Company's Amendment No. 1 to its Quarterly Report on Form 10-Q/A:

     - the current portion of long-term debt at January 2, 1999 is $4,000,000, rather than $2,250,000;

     - total current liabilities at January 2, 1999 are $13,929,000, rather than $12,179,000; and

     - long-term debt, net of current portion, at January 2, 1999 is $100,000,000, rather than $101,750,000.

         Other than as set forth above and in the table that follows, all other information presented in the Company's Amendment No. 1 to its Quarterly Report on Form 10-Q/A is not amended hereby.

                      ELGAR HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                        MARCH 28,         JAN. 2, 1999
                                                                                         1998(1)           (UNAUDITED)
                                                                                     ----------------- -----------------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                             $   2,666            $   6,507
  Accounts receivable, net of allowance for doubtful accounts of
     $197 and $171, respectively..............................................              6,453                5,168
  Inventories.................................................................              8,305                9,095
  Deferred tax assets.........................................................              1,098                  796
  Prepaids and other..........................................................                373                1,356
                                                                                          -------              -------
      Total current assets....................................................             18,895               22,922
PROPERTY, PLANT AND EQUIPMENT, at cost, net of accumulated depreciation and
   amortization of $1,643 and $2,337, respectively............................              2,952                2,599
INTANGIBLE ASSETS, net of accumulated amortization of
   $2,711 and $4,910, respectively............................................             22,412               37,580
DEFERRED TAX ASSETS, net of current portion...................................                653                  653
                                                                                          -------              -------
                                                                                         $ 44,912             $ 63,754
                                                                                         --------             --------
                                                                                         --------             --------


                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Accounts payable............................................................          $   3,068            $   3,164
  Accrued liabilities.........................................................              4,801                6,750
  Current portion of long-term debt...........................................               --                  4,000
  Current portion of capital lease obligations................................                 17                   15
                                                                                          -------              -------
      Total current liabilities...............................................              7,886               13,929
CAPITAL LEASE OBLIGATIONS, net of current portion.............................                 19                    8
LONG-TERM DEBT, net of current portion........................................             90,000              100,000
                                                                                          -------              -------
         Total liabilities....................................................             97,905              113,937
                                                                                          -------              -------
SERIES A 10% CUMULATIVE REDEEMABLE PREFERRED STOCK,
   no par value, 20,000 shares authorized; 10,000 shares issued and outstanding
   on March 28, 1998 and January 2, 1999, respectively........................              8,478                9,406
                                                                                          -------              -------

STOCKHOLDERS' EQUITY (DEFICIT):
  Series B 6% Cumulative Convertible Preferred Stock, no par value, 0 and 5,000 shares authorized, issued and outstanding on March 28, 1998
     and January 2, 1999, respectively........................................               --                  5,000
  Common Stock, $.01 par value, 5,000,000 shares authorized; 2,300,000 shares
     issued and outstanding...................................................                 23                   23
  Additional paid-in capital..................................................            (67,926)             (68,558)
  Retained earnings...........................................................              6,432                3,946
                                                                                          -------              -------
                                                                                          (61,471)             (59,589)
                                                                                          -------              -------
                                                                                         $ 44,912             $ 63,754
                                                                                          -------              -------
                                                                                          -------              -------


-------------------
    (1) The balance sheet at March 28, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ELGAR HOLDINGS, INC.


Dated:  July 6, 1999          By:   /S/ CHRISTOPHER W. KELFORD
                                    --------------------------
                                    Christopher W. Kelford
                                    Vice President--Finance, Chief Financial
                                      Officer, Treasurer and Assistant Secretary