Form 10-Q
period 1999-07-03
ELGAR HOLDINGS INC
filed 1999-08-11
CIK 1061976

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)
 /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
                   For the quarterly period ended July 3, 1999

                                       OR

 /_/  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                 to
                                     ---------------    ---------------

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (858) 450-0085

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

         As of August 11, 1999, the number of shares outstanding of the Registrant's Common Stock was 2,300,000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ELGAR HOLDINGS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                                       PAGE
PART I       FINANCIAL INFORMATION                                                                    NUMBER
------       ---------------------                                                                    ------
Item 1       Consolidated Financial Statements

               Consolidated Statements of Operations for the three months and six months ended June 27, 1998 (unaudited) and the three months and six months ended
                July 3, 1999 (unaudited).....................................................           3

               Consolidated Balance Sheets as of January 2, 1999 and July 3, 1999
                (unaudited)..................................................................           4

               Consolidated Statements of Cash Flows for the six months ended June 27, 1998
                (unaudited) and July 3, 1999 (unaudited).....................................           5

               Notes to Consolidated Financial Statements (unaudited)........................           6

Item 2       Management's Discussion and Analysis of Financial Condition and
              Results of Operations..........................................................          12

Item 3       Quantitative and Qualitative Disclosures About Market Risks.....................          16

PART II      OTHER INFORMATION

Item 6       Exhibits and Reports on Form 8-K................................................          18

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS



                      ELGAR HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                              (DOLLARS IN THOUSANDS)


                                                    FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                  ------------------------------     ------------------------------
                                                  JUNE 27, 1998     JULY 3, 1999     JUNE 27, 1998     JULY 3, 1999
                                                  -------------     ------------     -------------     ------------
Net sales.....................................       $17,176           $13,237          $33,057           $28,230
Cost of sales.................................         8,907             7,604           17,526            16,193
                                                     -------           -------          -------            ------
    Gross profit..............................         8,269             5,633           15,531            12,037

Selling, general and administrative expense...         2,821             2,643            5,473             5,287
Research and development and engineering
   expenses...................................         1,673             1,523            3,468             3,020
Amortization expense..........................           421               608              749             1,214
                                                     -------           -------          -------            ------
    Operating income..........................         3,354               859            5,841             2,516
Interest expense, net.........................         2,442             2,598            4,687             5,287
                                                     -------           -------          -------            ------
Income (loss) before income tax provision
   (benefit)..................................           912            (1,739)           1,154            (2,771)
Income tax provision (benefit)................           531              (450)             570             (625)
                                                     -------           -------          -------            ------
    Net income (loss).........................       $   381          $ (1,289)          $  584          $(2,146)
                                                     =======          ========           ======          ========

        THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                      ELGAR HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                                          JULY 3, 1999
                                                                                    JANUARY 2, 1999        (UNAUDITED)
                                                                                    ---------------       ------------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                             $   6,507            $   5,701
  Accounts receivable, net of allowance for doubtful accounts of
     $171 and $234, respectively..............................................              5,168                6,083
  Inventories.................................................................              9,095                8,456
  Deferred tax assets.........................................................                796                  796
  Prepaids and other..........................................................              1,356                1,022
                                                                                        ---------            ---------
      Total current assets....................................................             22,922               22,058
PROPERTY, PLANT AND EQUIPMENT, at cost, net of accumulated depreciation and
   amortization of $2,337 and $2,687, respectively............................              2,599                2,427
INTANGIBLE ASSETS, net of accumulated amortization of $4,910 and $6,492,
   respectively...............................................................             37,580               35,999
DEFERRED TAX ASSETS, net of current portion...................................                653                  653
                                                                                        ---------            ---------
                                                                                         $ 63,754             $ 61,137
                                                                                        =========            =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable............................................................          $   3,164            $   2,289
  Accrued liabilities.........................................................              6,750                7,397
  Current portion of long-term debt...........................................              4,000                   --
  Current portion of capital lease obligations................................                 15                   --
                                                                                        ---------            ---------
      Total current liabilities...............................................             13,929                9,686
CAPITAL LEASE OBLIGATIONS, net of current portion.............................                  8                   --
                                                                                        ---------            ---------
LONG-TERM DEBT, net of current portion........................................            100,000              100,000
                                                                                        ---------            ---------
         Total liabilities....................................................            113,937              109,686
                                                                                        ---------            ---------
SERIES A 10% CUMULATIVE REDEEMABLE PREFERRED STOCK,                                         9,406               10,042
   no par value, 20,000 shares authorized; 10,000 shares issued and outstanding         ---------            ---------

STOCKHOLDERS' EQUITY (DEFICIT):
  Series B 6% Cumulative Convertible Preferred Stock, no par value,
     5,000 shares authorized, issued and outstanding..........................              5,000                5,000
  Series C 6% Cumulative Convertible Preferred Stock, no par value, 0 and 4,000 shares authorized, issued and outstanding on January 2, 1999 and July 3,
     1999, respectively.........................................................               --                4,000
  Common Stock, $.01 par value, 5,000,000 shares authorized; 2,300,000 shares
     issued and outstanding...................................................                 23                   23
  Additional paid-in capital..................................................            (68,558)             (68,558)
  Retained earnings...........................................................              3,946                  944
                                                                                        ---------            ---------
                                                                                          (59,589)             (58,591)
                                                                                        ---------            ---------
                                                                                         $ 63,754             $ 61,137
                                                                                        =========            =========

        THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                      ELGAR HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                                                                FOR THE SIX MONTHS ENDED
                                                                                            -------------------------------
                                                                                            JUNE 27, 1998      JULY 3, 1999
                                                                                            -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)....................................................................           $ 584        $ (2,146)
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities:
      Amortization of intangibles......................................................             750           1,215
      Amortization of deferred loan costs..............................................             235             367
      Write-off of deferred loan costs.................................................             665              --
      Depreciation and amortization on property, plant and equipment...................             511             476
      (Gain) loss on sale of property, plant and equipment.............................             (12)             25
      (Increases) decreases in assets:
         Accounts receivable...........................................................           1,742            (915)
         Inventories...................................................................             900             639
         Prepaids and other............................................................               2             334
         Deferred tax assets...........................................................            (119)             --
      Increases (decreases) in liabilities:
         Accounts payable..............................................................            (547)           (875)
         Accrued liabilities...........................................................            (671)            414
         Income taxes payable..........................................................            (430)             --
         Interest payable..............................................................           3,599              13
                                                                                               ---------        -------
  Net cash provided by (used in) operating activities..................................           7,209            (453)
                                                                                               ---------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment...........................................            (415)           (348)
  Acquisition of Power Ten, net of cash acquired.......................................         (17,266)             --
  Non-compete agreements...............................................................            (240)             --
  Proceeds from sale of property, plant and equipment..................................             10               --
                                                                                               ---------        -------
  Net cash used in investing activities................................................         (17,911)           (348)
                                                                                               ---------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock issuance.........................................................          19,014              --
  Proceeds from preferred stock issuance...............................................          15,000           4,000
  Issuance of Senior Notes.............................................................          90,000              --
  Proceeds from bank borrowings........................................................          15,580              --
  Repayments on debt...................................................................         (11,789)         (4,000)
  Payments under capital leases........................................................             (15)             (5)
  Deferred financing costs.............................................................          (6,388)             --
  Recapitalization consideration.......................................................        (103,249)             --
                                                                                               ---------        -------
  Net cash provided by (used in) financing activities..................................          18,153              (5)
                                                                                               ---------        -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...................................           7,451            (806)
CASH AND CASH EQUIVALENTS, beginning of period.........................................             258           6,507
                                                                                               ---------        -------
CASH AND CASH EQUIVALENTS, end of period...............................................        $  7,709         $ 5,701
                                                                                               ========         =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest...............................................................        $    299         $ 4,948
  Cash paid for income taxes...........................................................           1,250           (589)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Series A preferred stock dividend-in-kind............................................        $    403         $   553
  Series B and Series C preferred stock dividend accrual...............................              --             220
  Accretion of discount on Series A preferred stock....................................              70              83

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

         On March 24, 1999, the Board of Directors of the Company elected to change the Company's fiscal year end from the Saturday closest to March 31 to the Saturday closest to December 31. Therefore, the accompanying consolidated financial statements have been presented to show comparable periods for the prior year.

         Unaudited condensed pro forma net sales and net income for the six month period ended June 27, 1998, assuming the Recapitalization and the Power Ten acquisition occurred on December 28, 1997 and also assuming a 40% statutory tax rate, are as follows (in thousands):

            Net sales...........................   $37,585
            Net income..........................       696

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION/BASIS OF PRESENTATION

         The accompanying consolidated financial statements as of and for the three and six months ended July 3, 1999 include the accounts of the Company, its wholly owned subsidiary, Elgar, and Elgar's wholly owned subsidiary, Power Ten, which Elgar acquired on May 29, 1998. The accompanying financial statements for the three and six months ended June 27, 1998 include the accounts of Elgar and also of Power Ten from its date of acquisition. All significant intercompany accounts and transactions have been eliminated. These financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q. These financial statements have not been examined by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial condition, results of operations and cash flows for such periods.

                              ELGAR HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   INTERIM ACCOUNTING PERIODS

         The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending the Saturday closest to December 31. Interim periods include 13 or 14 weeks ending the last Saturday closest to the end of the quarter. Results of operations for the three and six months ended July 3, 1999 are not necessarily indicative of the results to be expected for the Company's fiscal year ending January 1, 2000.

   CASH EQUIVALENTS

         Cash equivalents at January 2, 1999 and July 3, 1999 consist of cash held in a money market account.

   INVENTORIES

         Inventories, which include materials, direct labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and are comprised of the following (in thousands):

                                                JANUARY 2, 1999        JULY 3, 1999
                                                ---------------        ------------
                     Raw materials..........         $4,151                $3,683
                     Work-in-process........          3,254                 2,899
                     Finished goods.........          1,690                 1,874
                                                    --------               ------
                     Total..................          $9,095                $8,456
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

   CONCENTRATION OF CREDIT RISK

         In the quarter ended July 3, 1999, sales to one customer accounted for approximately 19% of the Company's net sales. In the quarter ended June 27, 1998, sales to three customers accounted for approximately 18%, 15% and 15% of the Company's net sales. In the six months ended July 3, 1999, sales to two customers accounted for approximately 19% and 16% of the Company's net sales. In the six months ended June 27, 1998, sales to three customers accounted for approximately 20%, 17% and 13% of the Company's net sales. No other customers individually represented more than 10% of net sales in the three or six months ended June 27, 1998 and July 3, 1999. The Company performs ongoing credit evaluation of its customers' financial condition and maintains reserves for potential credit losses.

   RECENT ACCOUNTING PRONOUNCEMENTS

          In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 requires reporting certain information about operating segments in annual and interim-period financial statements. The Company adopted SFAS No. 130 on March 29, 1998. The Company had no elements of comprehensive income during the three or six months ended July 3, 1999. The Company adopted SFAS No. 131 during its fiscal year ended January 2, 1999. SFAS No. 131 requires reporting certain information about operating segments in annual and interim-period financial statements. The adoption of SFAS No. 131 did not have a material effect on the Company as it operates in one business segment.

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and for Hedging Activities." SFAS No. 133 requires that all derivatives be recorded on the balance sheet as an asset or liability measured at its fair value with changes in fair value recognized currently in earnings unless hedge accounting criteria are met. In June 1999, the FASB issued SFAS No. 137 which deferred the implementation of SFAS No. 133 to fiscal years beginning after June 15, 2000. A company may implement these provisions as of the beginning of any fiscal quarter after June 16, 1998. The Company has not yet determined what impact, if any, the adoption of SFAS No. 133 will have on its consolidated financial statements, results of operations or related disclosures thereto.

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

   CREDIT FACILITY

         In connection with the Recapitalization, Elgar, as borrower, and the Company, as guarantor, entered into a credit agreement (the "Credit Agreement") with Bankers Trust, as agent, which provided for a $15 million revolving credit facility (the "Revolving Facility") that matures on February 3, 2003. On May 29, 1998, in connection with the acquisition of Power Ten, the Credit Agreement was amended and restated to, among other things, increase the available borrowings to $30 million by adding a $15 million term facility (the "Term Facility") to the existing $15 million Revolving Facility. Elgar used all of the proceeds from the Term Facility to finance a portion of the purchase price for Power Ten. Loans under the Credit Agreement are secured by substantially all of the Company's assets (including a pledge of the capital stock of Elgar and Power
Ten) and guaranteed by the Company and Power Ten. No amounts were outstanding under the Revolving Facility as of January 2, 1999 and July 3, 1999.

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

         On February 12, 1999, the Company and Elgar entered into a First Amendment and Waiver to the Credit Agreement pursuant to which, among other things, available borrowings under the Revolving Facility were reduced from $15 million to $5 million, certain financial covenants were amended, and the Company and Elgar received a waiver for past noncompliance with the covenants referred to in the prior paragraph. As of July 3, 1999, Elgar was in compliance with the covenants contained in the Credit Agreement.

   CAPITAL CALL AGREEMENT

         In connection with amending the Credit Agreement on May 29, 1998, the Company, Elgar and the Company's majority shareholder entered into a capital call agreement with Bankers Trust (the "Capital Call Agreement"). On February 12, 1999, in connection with entering into the First Amendment and Waiver to the Credit Agreement, the majority shareholder agreed to make a capital contribution to the Company by no later than March 31, 1999 in the amount of $4.0 million (which contribution was made on March 30, 1999). In addition, on February 12, 1999, the majority shareholder entered into an Amended and Restated Capital Call Agreement with Bankers Trust pursuant to which, among other things, the majority shareholder agreed to contribute up to an additional $5.0 million of capital to the Company upon the occurrence of certain events, including the Company's failure to comply with certain financial covenants

                              ELGAR HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contained in the Amended and Restated Capital Call Agreement. The Company was in compliance with such covenants for the quarter ended July 3, 1999.

4. PREFERRED STOCK

   REDEEMABLE PREFERRED STOCK

         In connection with the Recapitalization, the Company issued 10,000 shares of redeemable preferred stock, designated as Series A 10% Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock"), for cash proceeds of $10.0 million. In connection with such issuance, the Company also issued to the purchasers of the Series A Preferred Stock warrants to purchase 353,744 shares of the Company's common stock. A value of $1.7 million has been attributed to the warrants. The $1.7 million warrant value is included in additional paid-in-capital as of January 2, 1999 and July 3, 1999.

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

         Dividends are payable to the holders of the Series B Preferred Stock and Series C Preferred Stock at the annual rate per share of 6% times the sum of $1,000 and accrued but unpaid dividends. Such dividends are payable semi-annually on April 30 and October 31 of each year, commencing October 31, 1998, when and if declared by the Board of Directors out of funds legally available therefor. During the six months ended July 3, 1999, the Company accrued $155,072 of dividends on the Series B Preferred Stock and $65,334 of dividends on the Series C Preferred Stock.

         The Series B Preferred Stock and Series C Preferred Stock, which rank on a parity with each other, rank junior to the Series A Preferred Stock.

                              ELGAR HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. COMMON STOCK

         At January 2, 1999 and July 3, 1999, a total of 353,744 shares of common stock were reserved for issuance for the exercise of warrants at the initial exercise price of $5.00 per share to the holders of the Series A Preferred Stock. The exercise price and number of warrant shares are both subject to adjustment in certain events.

6. INTEREST RATE SWAP

         On June 22, 1998, the Company entered into an interest rate swap agreement with a bank with a notional amount of $7.5 million. Under the swap agreement, the Company is required to make a payment based on a fixed rate of 5.83% on each March 24, June 24, September 24 and December 24, while on the same dates receiving a payment based on a floating rate calculated with reference to the three-month London Interbank Offering Rate (LIBOR). The swap agreement terminates on June 25, 2001. In connection with the swap agreement, the Company has included $15,908 and $26,783 in interest expense in its consolidated statements of operations for the three and six months ended July 3, 1999, respectively.

7. STOCK OPTION PLAN

         The Elgar Holdings, Inc. 1998 Stock Option Plan, as amended on March 24, 1999 (the "Option Plan"), provides for the issuance of up to 489,763 shares of common stock pursuant to awards granted under the Option Plan (as of January 2, 1999, prior to the amendment, 265,374 shares of common stock were authorized for issuance under the Option Plan). As of July 3, 1999, there were options outstanding to purchase 437,600 shares of common stock. All options have been granted at fair market value on the date of grant. In general, options vest ratably over three or four years and expire on the tenth anniversary of the date of grant.

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

RESULTS OF OPERATIONS

         The following table sets forth certain income statement information for the Company as a percentage of net sales for the three months and six months ended June 27, 1998 and July 3, 1999, with the results of Power Ten included from its date of acquisition on May 29, 1998:

                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                            ------------------------------     ------------------------------
                                            JUNE 27, 1998     JULY 3, 1999     JUNE 27, 1998     JULY 3, 1999
                                            -------------     ------------     -------------     ------------
Net sales...............................       100.0%            100.0%            100.0%           100.0%
Cost of sales...........................        51.9              57.4              53.0             57.4
                                              ------            ------            ------            -----
    Gross profit........................        48.1              42.6              47.0             42.6
Selling, general and administrative
   expense..............................        16.4              20.0              16.5             18.7
Research and development and
   engineering expenses.................         9.7              11.5              10.5             10.7
Amortization expense....................         2.5               4.6               2.3              4.3
                                               -----             -----             -----            -----
    Operating income....................        19.5%              6.5%             17.7%             8.9%
                                               =====             =====             =====            =====

COMPARISON OF THE THREE MONTHS ENDED JULY 3, 1999 TO THE THREE MONTHS ENDED JUNE 27, 1998

         NET SALES. Net sales for the quarter ended July 3, 1999 were $13.2 million, a decrease of $4.0 million, or 23.3%, from net sales of $17.2 million for the quarter ended June 27, 1998. This decrease was due to a decrease in sales of programmable DC products (primarily attributable to decreased sales to Racal Instruments, Inc. ("Racal"), as discussed in the following paragraph), and a decrease in sales of Space Systems products, partially offset by the inclusion of the results of Power Ten for a full quarter in the 1999 period.

         Racal is a systems integrator for test and measurement equipment which provides certain automatic test equipment ("ATE") systems utilizing Elgar's programmable power supplies to manufacturers, including a leading semiconductor manufacturer. In May 1998, Racal notified the Company that the leading semiconductor manufacturer had decided to cease orders for Elgar's current AT-8000 DC power supplies until the "next generation" technology was available. Elgar's prototype power supplies for this next-generation technology were delivered to the end-user in August 1998. The Company commenced delivering pre-production power supplies to the end-user in the second quarter of 1999, and anticipates receiving production orders from the end-user in the latter part of calendar 1999 or early 2000. Revenues from Racal were $0.1 million in the quarter ended July 3, 1999 and $3.0 million in the quarter ended June 27, 1998.

         As previously disclosed, a major customer of Space Systems products has requested that the Company upgrade one of its satellite testing systems. Since this upgrade has required additional engineering efforts on the part of the Company and testing on the part of the customer, deliveries of additional systems to the customer are expected to be delayed. These delays are expected to adversely affect the Company's net sales at the end of calendar 1999 and the beginning of calendar 2000.

         GROSS PROFIT. Gross profit for the quarter ended July 3, 1999 was $5.6 million, a decrease of $2.7 million, or 32.5%, from gross profit of $8.3 million for the quarter ended June 27, 1998. As a percentage of net sales, gross profit decreased from 48.1% for the quarter ended June 27, 1998 to 42.6% for the quarter ended July 3, 1999. The decrease in gross profit was primarily attributable to unfavorable product mix and lower sales volume.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses were $2.6 million for the quarter ended July 3, 1999, a decrease of $0.2 million, or 7.1%, from SG&A expenses of $2.8 million for the quarter ended June 27, 1998. SG&A expenses increased as a percentage of net sales from 16.4% for the quarter ended June 27, 1998 to 20.0% for the quarter ended July 3, 1999. The decrease in dollars in SG&A expense was primarily due to lower commissions due to lower sales volume, partially offset by the inclusion of Power Ten SG&A expenses for a full quarter in the 1999 period.

         RESEARCH AND DEVELOPMENT AND ENGINEERING EXPENSES. Research and development and engineering expenses were $1.5 million for the quarter ended July 3, 1999, a decrease of $0.2 million, or 11.8%, from research and development and engineering expenses of $1.7 million for the quarter ended June 27, 1998. As a percentage of net sales, research and development and engineering expense increased from 9.7% for the quarter ended June 27, 1998 to 11.5% for the quarter ended July 3, 1999. The decrease in dollars was due to an increase in customer funded research and development expense in the quarter ended July 3, 1999 versus the quarter ended June 27, 1998.

         AMORTIZATION EXPENSE. Amortization expense increased to $0.6 million for the quarter ended July 3, 1999 from $0.4 million for the quarter ended June 27, 1998. This increase was due to three months of amortization expense incurred in connection with the Company's acquisition of Power Ten.

         OPERATING INCOME. Operating income was $0.9 million for the quarter ended July 3, 1999, a decrease of $2.5 million, or 73.5%, from operating income of $3.4 million for the quarter ended June 27, 1998. Operating income decreased as a percentage of net sales from 19.5% for the quarter ended June 27, 1998 to 6.5% for the quarter ended July 3, 1999, due to the factors discussed above.

         INCOME TAXES. Income taxes for the three months ended July 3, 1999 contained a tax benefit of $0.5 million, compared to a tax provision of $0.5 million for the three months ended June 27, 1998. The Company's effective tax rate was 25.9% for the three months ended July 3, 1999 and 58.2% for the three months ended June 27, 1998. The effective tax rate differs from the statutory tax rate of 40.0%, primarily due to the non-deductibility of goodwill for tax purposes and realization of research and development tax credits utilized by the Company.

COMPARISON OF THE SIX MONTHS ENDED JULY 3, 1999 TO THE SIX MONTHS ENDED JUNE 27, 1998

         NET SALES. Net sales for the six months ended July 3, 1999 were $28.2 million, a decrease of $4.9 million, or 14.8%, from net sales of $33.1 million for the six months ended June 27, 1998. During the six months ended July 3, 1999, a decrease in sales of programmable DC products (primarily attributable to decreased sales of $6.5 million to Racal) was partially offset by the inclusion of the results of Power Ten for a full six months in the 1999 period.

         GROSS PROFIT. Gross profit for the six months ended July 3, 1999 was $12.0 million, a decrease of $3.5 million, or 22.6%, from gross profit of $15.5 million for the six months ended June 27, 1998. As a percentage of net sales, gross profit decreased from 47.0% for the six months ended June 27, 1998 to 42.6% for the six months ended July 3, 1999. The decrease in gross profit was primarily attributable to unfavorable product mix and lower volume.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $5.3 million for the six months ended July 3, 1999, a decrease of $0.2 million, or 3.6%, from SG&A expenses of $5.5 million for the six months ended June 27, 1998. SG&A expenses increased as a percentage of net sales from 16.5% for the six months ended June 27, 1998 to 18.7% for the six months ended July 3, 1999. The decrease in dollars in SG&A expense was primarily due to lower commissions due to lower sales volume, partially offset by the inclusion of Power Ten SG&A expenses for a full six months in the 1999 period.

         RESEARCH AND DEVELOPMENT AND ENGINEERING EXPENSES. Research and development and engineering expenses were $3.0 million for the six months ended July 3, 1999, a decrease of $0.5 million, or 14.3%, from research and development and engineering expenses of $3.5 million for the six months ended June 27, 1998. As a percentage of net sales, research and development and engineering expense increased from 10.5% for the six months ended June 27, 1998 to 10.7% for the six months ended July 3, 1999. The decrease in dollars was due to an increase in customer funded research and development expense in the six months ended July 3, 1999 versus the six months ended June 27, 1998, offset in part by the inclusion of Power Ten research and development expenses for a full six months in the 1999 period.

         AMORTIZATION EXPENSE. Amortization expense increased to $1.2 million for the six months ended July 3, 1999 from $0.7 million for the six months ended June 27, 1998. This increase was due to a full six months of amortization expense in the 1999 period attributable to the Company's acquisition of Power Ten.

         OPERATING INCOME. Operating income was $2.5 million for the six months ended July 3, 1999, a decrease of $3.3 million, or 56.9%, from operating income of $5.8 million for the six months ended June 27, 1998. Operating income decreased as a percentage of net sales from 17.7% for the six months ended June 27, 1998 to 8.9% for the six months ended July 3, 1999, due to the factors discussed above.

         INCOME TAXES. Income taxes for the six months ended July 3, 1999 contained a tax benefit of $0.6 million, compared to a tax provision of $0.6 million for the six months ended June 27, 1998. The Company's effective tax rate was 22.6% for the six months ended July 3, 1999 and 49.4% for the six months ended June 27, 1998. The effective tax rate differs from the statutory tax rate of 40.0%, primarily due to the non-deductibility of goodwill for tax purposes realization of research and development tax credits utilized by the Company.

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

         CAPITAL REQUIREMENTS. The Company's capital expenditures were $348,000 in the six months ended July 3, 1999 and $415,000 in the six months ended June 27, 1998.

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

         With a view to the year 2000 issue, the Company has undertaken a detailed review of all of the significant operating systems, software applications and hardware used in its operations. The Company has also made contact with its major suppliers in order to determine their state of readiness. The Company's operating systems and business software updates have been installed and tested, and personal computer hardware and software upgrades/replacements have been converted. Other items such as the phone switch, bank capabilities, outside insurance carriers and the outside payroll system are being evaluated for compliance. Management expects that the cost to become year 2000 compliant, including conversion of its business software and upgrades of its personal computer hardware and software, will total approximately $80,000 ($40,000 of which has been incurred to date). Compliance status from key suppliers has been evaluated to determine whether the Company will need to switch sources to ensure ongoing product/service availability. This evaluation and any resulting conversions are expected to be completed by September 1999. Additional safety stock of critical components has been identified and will be purchased before year end. A contingency plan is being developed, notwithstanding that the risk on remaining items is considered low.

         Management believes that its most significant exposure on the year 2000 issue is from suppliers that experience problems. Along those lines, management is both obtaining year 2000 compliance certificates from significant suppliers and talking with key suppliers to assess compliance status. Should any of the areas being addressed not provide adequate results, management will evaluate alternate suppliers for services or equipment or convert to alternate software as needed.

         Based on the steps taken to date, management does not expect that the year 2000 issue will materially affect the Company's operations due to problems encountered by its suppliers, customers or end-users for its products, although no assurances can be given as to this.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The Company has only limited involvement in derivative financial instruments and does not hold or issue them for trading purposes. Certain amounts borrowed under the Company's Credit Facility are at variable interest rates and the Company is thus subject to market risk resulting from interest rate fluctuations. The Company enters into interest rate swaps in part to alter interest rate exposures. Interest rate swaps allow the Company to raise long-term borrowings at floating rates and effectively swap them into fixed rates that are lower than those available to the Company if fixed-rate borrowings were made directly. Under interest rate swaps, the Company agrees with another party to exchange, at specified intervals, the difference between fixed-rate and floating-rate amounts calculated by reference to an agreed notional principal amount. See Note 6 to the Company's Consolidated Financial Statements included elsewhere in this report. As of July 3, 1999, all but $2,500,000 of the Company's long-term bank debt was covered by this swap arrangement. Thus, the Company's exposure with respect to upward movements in interest rates is with respect this portion of its bank debt.

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

         The tables below provide information as of July 3, 1999 about the Company's derivative instruments and other financial instruments that are sensitive to changes in interest rates.


LONG TERM BANK DEBT (VARIABLE RATE)
Principal amount                           $10,000,000(1)
Variable interest rate                     8.125%(2)
Maturity--tranche                          September 30, 1999
Maturity--loan                             February 3, 2002
Remaining principal payments:
        1999                                            $0
        2000                                    $1,250,000
        2001                                    $3,750,000
        2002                                    $4,000,000
        2003                                    $1,000,000

-----------
(1) $7,500,000 of this amount is covered by the interest-rate swap arrangement described below.
(2) Renewals are based on the Eurodollar Rate plus 2.75%.

INTEREST RATE SWAP ARRANGEMENT (FIXED RATE)
Parties                      The Company (fixed rate payor) and Bankers Trust
                             Company (floating rate payor)
Notional amount              $7,500,000
Fixed interest rate          5.83% (1)
Floating interest rate       5.1888% for the current period (2)
Swap interest                $26,783 (3)
Commencement date            June 24, 1998
Maturity date                June 25, 2001

-----------
(1) As the fixed interest rate payor, the Company is required to pay a fixed rate of 5.83% per annum on the $7,500,000 notional amount, payable quarterly on each March 24, June 24, September 24 and December 24.
(2) As the floating rate payor, Bankers Trust Company is required to pay a floating rate of interest on the $7,500,000 notional amount, based on the three-month London Interbank Offering Rate (LIBOR), payable quarterly on each March 24, June 24, September 24 and December 24.
(3) In connection with the swap agreement, the Company recorded $26,783 of interest expense for the six months ended July 3, 1999.

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

PART II       OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

              (a)   EXHIBITS.

              EXHIBIT NO.        DESCRIPTION
                  27              Financial Data Schedule


              (b) No current reports on Form 8-K were filed during the quarter ended July 3, 1999.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ELGAR HOLDINGS, INC.



Dated:  August 11, 1999                 By: /s/ CHRISTOPHER W. KELFORD
                                            ---------------------------------
                                            Christopher W. Kelford
                                            Vice President--Finance,
                                            Chief Financial Officer,
                                            Treasurer and Assistant Secretary