Form 10-K405
period 2000-01-01
ELGAR HOLDINGS INC
filed 2000-03-29
CIK 1061976

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
     (Mark One)
     /X/ Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended January 1, 2000

                                       or

     / / Transition Report Pursuant to Section 13 or 15 (d) of Securities Exchange Act of 1934 For the transition period from _____________ to
          _____________

                        Commission File Number 333-55797

                              ELGAR HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

            Delaware                                     51-0373329
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                    Identification No.)

             9250 Brown Deer Road, San Diego, California 92121-2294
               (Address of principal executive office) (Zip Code)

                                 (858) 450-0085
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                          9-7/8% Senior Notes Due 2008
                   Guarantees of 9-7/8% Senior Notes Due 2008
                              (Title of each class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /_/

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

    As of March 27, 2000, the number of outstanding shares of the registrant's Common Stock was 2,300,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.
================================================================================



                           TABLE OF OTHER REGISTRANTS

                                                                                 Address Including Zip Code and
                                                                                Area Code and Telephone Number
                                      Jurisdiction of        IRS Employer                   of Principal
Name of Corporation                    Incorporation    Identification Number             Executive Offices
----------------------------------    ----------------  ---------------------   --------------------------------

Elgar Electronics Corporation           California           33-0198753         9250 Brown Deer Road
                                                                                San Diego, CA 92121-2294
                                                                                (858) 450-0085


Power Ten                               California           94-2783211         120 Knowles Drive
                                                                                Los Gatos, California 95032-1828
                                                                                (408) 871-1700


                              ELGAR HOLDINGS, INC.
    INDEX TO ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED JANUARY 1, 2000

CAPTION                                                                                                         PAGE
                                                            PART I
ITEM 1.           BUSINESS........................................................................................1

ITEM 2.           PROPERTIES.....................................................................................10

ITEM 3.           LEGAL PROCEEDINGS..............................................................................10

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................10

                                                           PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................11

ITEM 6.           SELECTED FINANCIAL DATA........................................................................12

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........14

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................20

ITEM 8.           CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................22

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........22

                                                           PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................22

ITEM 11.          EXECUTIVE COMPENSATION.........................................................................27

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................30

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................32

                                                           PART IV

ITEM 14.          EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..................34

                                     PART I

ITEM 1.  BUSINESS

      IN THIS REPORT, THE "COMPANY," "EHI," "WE," "US" AND "OUR" REFER TO ELGAR HOLDINGS, INC. AND ITS SUBSIDIARIES, UNLESS THE CONTEXT REQUIRES OTHERWISE.

OVERVIEW

      We design and manufacture programmable power equipment and systems used to test electronic equipment during development, manufacture and operation. With three of the most recognized brand names and broadest product offerings in fragmented industries, we are one of the largest manufacturers of programmable power equipment in the United States. Our products are an integral component of overall systems' testing conducted by a broad range of manufacturers and end-users of electronic equipment to ensure product quality and performance. Power testing is a critical procedure in a multitude of applications, including satellites, weapons systems, semiconductor manufacturing and medical equipment, which demand fault-free components.

      We view our business in five principal product areas, which are:

     -- programmable DC power, which is a type of programmable power supply used to test products that require direct current ("DC") inputs, such as components, printed circuit boards, semiconductors, medical equipment, telecommunications equipment, avionics and numerous other types of electronic products,

     -- Solar Array Simulators (or "SAS"), which are used for extensive testing of satellite systems throughout the manufacturing process and just prior to launch,

     -- the Consolidated Automated Support System ("CASS") Program for the U.S. Navy (for which we provide programmable AC and DC, fixed DC and power conditioning products),

     -- programmable AC power, which is a type of programmable power supply used to test alternating current ("AC") products such as avionics, computers, DC power supplies, appliances and many other types of electronic products, and

     -- other products and services, which consist of (1) power conditioning and uninterruptible power supply ("UPS") products, which supply back-up power principally to military computer and communications systems and oil exploration companies for data logging applications, and (2) repair services and spare parts we provide to each of the markets listed above.

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

      Power supplies are critical in the production process for a number of end-users that require a specified series of power conditions to evaluate performance of components, subassemblies or end-products under real world conditions. Power is conditioned and transformed into either an alternating current ("AC"), which is similar to that coming from an outlet, or a direct current ("DC"), which is similar in form to the power coming from a battery. Programmable AC power supplies provide power which is converted to a form that changes voltage continuously and are used to test devices that require AC power such as computers, consumer appliances and avionics. The output can be varied by computer program to determine susceptibility of a test item to changes in voltage, frequency, electrical noise and phase angle. AC customers include the military and appliance, computer and power supply manufacturers.

      Programmable DC power supplies provide output with constant voltage and are used to test or stress devices such as electronic printed circuit boards and avionics that require DC input power. The output can be varied by computer program to determine the susceptibility of test items to voltage and current. The segment has a diverse customer base that includes component, printed circuit board and computer manufacturers as well as the military. Recently, original equipment manufacturers, or OEMs, have begun to purchase and integrate programmable DC power supplies into their products for applications which include medical treatment equipment, semiconductor wafer manufacture and telecommunications.

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

PRINCIPAL MARKETS AND PRODUCTS

      Our programmable power and related products are used in a broad range of commercial and military applications for the following purposes:

      -- to test design parameters in the development of new electronic equipment,

      -- to test specifications during manufacturing of such equipment,

      -- to "burn-in" components in order to reduce the likelihood of failures in the field,

      -- to confirm the operation of electronic equipment once field-deployed, and

      --  for selected OEM applications.

      We capitalize on our in-house digital engineering expertise to develop versatile programmable equipment that is flexible and adaptable in generating various series of power conditions. While our products have a life expectancy of at least five to ten years, technological advances and customers' continual needs for more features drive growth in demand and generates repeat sales.

      We categorize our sales along five product areas, with net sales shown by product area for the fiscal year ended January 1, 2000:

                                            NET SALES FOR FISCAL
                                            YEAR ENDED JANUARY 1,
                                                     2000
                                            ----------------------
  PRODUCT LINE                              $ (000S)    % OF TOTAL
  ------------                              ---------   ----------
  Programmable DC Power.................... $27,001        48.2%
  Solar Array Simulators...................   8,172        14.6
  CASS Program.............................   9,772        17.4
  Programmable AC Power....................   6,361        11.3
  Other Products and Services..............   4,753         8.5
                                            -------       ------
   Total................................    $56,059       100.0%
                                            =======       ======

   PROGRAMMABLE DC POWER

      Our programmable DC product line includes over 130 products which are used by commercial companies and military programs for applications relating to avionics, computer and communication equipment, semiconductor and product burn-in, industrial process control, bench-top and research and development equipment. Typical customers for our programmable DC products include Racal Instruments ("Racal"), Applied Materials, Siemens, GenRad, Halliburton Company, Lucent Technologies, Teradyne, Veeco Instruments, Noah Precision, Hy-Cad Systems and Reliability Inc.

      Our programmable DC products generate a wide range of dynamic DC voltages and currents, providing the electrical power to test any type of DC electronic equipment from semiconductors to automobile electronics. To reduce "infant mortality" in the field, manufacturers of such electronic equipment conduct tests during design and production and burn-in the equipment prior to shipment to evaluate performance of the specific product or component during all possible input power variations. In addition to use in testing equipment, our programmable DC power products are also used by OEMs as power sources within end products, as discussed elsewhere herein.

      Through Racal, a systems integrator for test and measurement equipment, we are the sole source supplier of programmable DC power equipment to a leading semiconductor manufacturer for use in automatic test equipment ("ATE") systems for microprocessors. Since securing this business in September 1996, our revenue from this relationship has increased from $3.2 million in our fiscal year ended March 29, 1997 to $17.7 million in our fiscal year ended March 28, 1998 ("Fiscal 1998"). In May 1998, we were notified by Racal that the semiconductor manufacturer had decided to cease orders for our current AT-8000 DC power supplies until anticipated "next generation" technology was developed. Our prototype ATE system for this next-generation technology was delivered to the end-user in August 1998, and we commenced delivering pre-production power supplies to the end-user in the second quarter of 1999. In November 1999 we received an initial production order from Racal for the next generation technology equipment. Revenues from Racal were $0.4 million in the fiscal year ended January 1, 2000.

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

      We introduced our new programmable DC product to Racal in 1998. We also introduced the DLM 4KW and the MML Loads in September 1999, and we expect to introduce three additional new programmable DC products by the end of 2000. These products include two ATE products and one burn-in product.

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

      Based on contracts awarded and our understanding of our competition, we believe we are one of the leading third-party sources for satellite ground power test systems in the United States. Historically, most satellite companies produced their own test equipment. However, satellite manufacturers are looking to reduce costs and shorten production times as competition in their industry intensifies and the demand for satellite production increases. As a result, satellite manufacturers are purchasing test equipment from third-party manufacturers who can provide more versatile equipment at a lower cost. As third-party test systems continue to replace customers' in-house developed systems, we believe that our SAS business potential is in its early growth stages, as evidenced by the increase in revenues attributable to SAS of $1.8 million in our fiscal 1994 to $8.2 million in the fiscal year ended January 1, 2000. In early 1999, a major customer of our Solar Array Simulator systems requested that we upgrade one of our SAS systems. Since this upgrade required additional engineering efforts on our part and testing on the part of the customer, deliveries of additional systems to the customer were delayed. These delays adversely affected our net sales toward the latter part of calendar 1999 and in early 2000. Due to the large dollar amount of each SAS system we sell and the program nature of satellite manufacturing requirements, our SAS revenues typically fluctuate throughout the year.

      We introduced our Solar Array Simulator in 1993 and, in 1994, we were awarded a major contract to supply solar array simulators, battery simulators and telemetry components to Lockheed Martin, a subcontractor to Iridium Inc., Motorola's venture to develop a network of satellites to provide global mobile telephone service. Today, we supply virtually every major U.S. satellite program, including Lockheed Martin's Telstar 4, Stardust, MGS and A2100; Motorola's Iridium; Loral's Intelsat 7, MCI and Tempo; TRW's EOS and SMTS; and Hughes' HS601, HS702 and Galaxy. In addition, we have received orders for SAS from European satellite manufacturers Matra Marconi Space, Terma, European Space Agency and Alcatel ETCA.

      We plan to further increase our SAS business by selling complete ground power test systems to our customers, such as systems we have shipped to Hughes, from 1997 to the present, which include battery simulators, programmable loads and ancillary telemetry, safety and other related equipment.

   CASS PROGRAM

      The CASS Program is a long-term, high-priority U.S. Navy initiative designed to replace the proliferation of customized ATE and related test program sets for aircraft carriers, depots and test integration facilities in order to significantly reduce operating costs. Through a state-of-the-art, computer-controlled ATE station that tests avionics, the U.S. Navy has achieved its goal of eliminating the proliferation of customized ATE and reducing testing costs. Our role in the CASS Program is to supply the entire power subsystem for the ATE stations, which consists of three types of power supplies:

      -- a power conditioner, battery charger and batteries which together constitute an input power conditioning system as well as battery back-up in case of power failure,

      -- programmable AC and DC power supplies which provide the test stimulus for avionics testing and

      -- nonprogrammable DC power supplies which supply the internal ATE station instruments with fixed supply voltages.

      We are the sole source supplier of the power subsystem to Lockheed Martin, the prime contractor for the CASS Program. Having delivered 525 systems to date, our current backlog for the CASS Program was $5.5 million as of January 1, 2000. The Navy is also considering an expansion of the CASS program to equip non-carrier ships. Based on its success, Lockheed Martin is marketing CASS aggressively to selected foreign militaries. If Lockheed
Martin obtains any such business, this could represent additional opportunities for revenue growth. Further, other branches of the military have initiated programs similar to CASS, including the U.S. Army's Intermediate Forward Test Equipment and the U.S. Air Force's deployable F-15 downsize program, both of which currently utilize our other standard products.

   AC POWER

      Our programmable AC products generate a wide range of dynamic AC voltages, frequencies and currents, simulating all possible electrical power waveforms. In addition to pure AC waveforms, our AC products are capable of creating any distortion to the wave including noise, spikes, drop-outs and shifts in phase angle. Like our DC products, our AC products are used to test electronic equipment such as consumer appliances, computers, DC power supplies and avionics, with the tests subjecting the equipment to all possible power variations needed to evaluate performance of the specific product or component.

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

      Contracts with the United States government (whether directly or indirectly) are subject to cancellation for default or convenience by the government if deemed in its best interests. In addition, based on audits conducted by the government with respect to its contracts, profits may be renegotiated with respect to certain programs and contracts, as has recently occurred with respect to certain aspects of the CASS Program. In the last five years, we have not experienced any cancellations of a contract at the government's convenience (though we did experience one such cancellation in 1993). At no time have we experienced a government cancellation by default. As 27.5% of our net sales in the fiscal year ended January 1, 2000 were made directly or indirectly to the U.S. Government, a significant portion of our business is subject to the government prerogatives described above.

      In addition to providing AC power to the military markets, significant commercial opportunities for AC power used to test equipment being sold to the European Community have arisen as well. We introduced the European Standards Tester ("EST") to test electronic equipment for compliance with the new European (IEC) testing standards for electricity. In addition, we have introduced two additional products for the European Community, which are the True Wave (TW) and EW3001 (a product line extension).

   OTHER PRODUCTS AND SERVICES

      Other products and services comprises two components, which are:

      -- power conditioning and uninterruptible power supply ("UPS") products, and

      --  customer service.

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

      Additionally, we offer comprehensive customer service for all of our product offerings through our in-house staff of seven customer service technicians, two service administrators and two customer service engineers. Our customer service organization provides global repair and spare parts for all products we offer, and provides technical assistance to our international distributors which are responsible for equipment repairs in their territories and to customers who repair equipment in-house.

BACKLOG

      Our backlog at January 1, 2000 was approximately $13.8 million, all of which we expect to ship in calendar 2000. Our backlog was $18.4 million at January 2, 1999. Our backlog consists of product orders for which a customer purchase order has been received and accepted and which is scheduled for shipment. Orders are subject to rescheduling or cancellation by the customer, usually without penalty. Backlog also consists of customer-funded research and development payable under support contracts with our customers and orders for billable services. Because of possible changes in product delivery schedules, cancellation of product orders and sales will sometimes reflect orders shipped in the same month they are received, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. Moreover, we do not believe that backlog is necessarily indicative of our future results of operations or prospects.

RESEARCH AND DEVELOPMENT

      At January 1, 2000, our engineering department consisted of 77 people, 48 of whom are engineers. Twenty-one of those engineers are actively involved in new product development, with the remainder involved in support or sustaining functions. The other 29 persons in the engineering organization include technicians, designers and drafters. As evidence of our commitment to new product development, our research and development and engineering expenses were $6.2 million in Fiscal 1998, $4.9 million for the nine months ended January 2, 1999, $6.7 million for the fiscal year ended January 2, 1999 and $5.9 million for the fiscal year ended January 1, 2000. Customer-funded research and development comprised $0.3 million, $0.2 million, $0.2 million and $0.7 million of our overall research and development expense incurred in Fiscal 1998, the nine months ended January 2, 1999, the fiscal year ended January 2, 1999 and for the fiscal year ended January 1, 2000, respectively.

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

COMPETITION

      The principal competitive factors affecting the market for our products include vendor and product reputation, price, architecture, functionality and features, product performance specifications, ease of implementation and use, quality of customer support and fast delivery. We believe that we have competed effectively to date in all of our markets.

      While the AC and DC markets are very competitive, we maintain an excellent competitive position in each, with approximately 16% of the global AC market (which we believe gives us the largest market share of this market) and approximately 12% of the global DC market. Agilent, the company recently spun-off from Hewlett-Packard, has the leading market share in the global DC market, with an approximate 30% market share. Notwithstanding Agilent's leading position in the global DC market, we have competed favorably with Agilent in the past, such as with securing our test and measurement semiconductor business, and believe we will continue to do so in the future. Both markets are relatively fragmented, and most competitors are either small businesses or noncore subsidiaries of much larger parent corporations.

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

SALES AND MARKETING

      We sell our products principally through sales representatives in the U.S. and through distributors internationally, with some direct sales to specific customers and markets. Our sales organization includes 33 in-house employees (23 of whom are in sales and marketing, eight in customer service support, one in general and administrative and one outside consultant), as well as over 70 representative/distributor companies with more than 300 salespeople worldwide. We believe that our sales network is one of our major assets and a significant competitive advantage over the sales channels of many of our competitors.

      Our in-house sales force includes nine sales managers who are each responsible for working with customers and prospective customers to provide existing or custom solutions to their needs. Our seven sales engineers, who support the sales managers, representatives and customers, design solutions according to customers' applications. In turn, these 16 sales professionals are supported by an administrative staff of six people. Our sales and marketing team also includes three marketing professionals who conduct marketing research, create collateral material and training manuals, coordinate the placement of advertising in appropriate trade journals and other periodicals, as well as organize trade shows and perform general public relations work.

      We have strong relationships with the majority of our sales representatives. In the U.S., we believe we have retained the services of the top sales representative for our products in each region of the country. Internationally, we believe we are represented by top-tier international distributors in the regions where we sell our products. Our sales representatives are essentially field extensions of our sales team, helping to identify and pursue sales opportunities. As a result, the sales force, including the representative network, has been instrumental in identifying potential new product opportunities, thus helping to guide our research and development efforts to the most promising areas. In an effort to maximize the effectiveness of our domestic sales network, we have established a Representative Board, comprised of the chief executives of five of our sales representative organizations, that meets with management on a periodic basis to discuss marketing strategy and execution of the marketing plan. Our sales representatives sell a variety of non-competing, complementary test and measurement products from a number of manufacturers to over 6,000 customers. Only one sales representative accounted for 10% or more of our net sales in the fiscal year ended January 1, 2000. Though domestic sales accounted for approximately 91.4% of total net sales in the fiscal year ended January 1, 2000, we see potential markets for our products in the Asia-Pacific and European regions, as well as an eventual market in Latin America.

MANUFACTURING

      Our manufacturing facilities are organized and run efficiently with a focus on quality, productivity and cost and inventory management, and our manufacturing equipment is modern and allows for efficient and quality production. We have designed and constructed our own in-house test stations to speed production. At Elgar, operations management has identified four core manufacturing competencies, and has redesigned the production floor to use work cells and simplify material handling and assembly methodology based on these competencies, which are:

      --  wire harness/heatsink assembly,

      -- magnetics (transformer assembly), -- low-volume printed circuit board assembly and

      --  final assembly and testing.

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

      We have also implemented a "red light" quality assurance system which has improved quality, reduced rework and obviated the need for some final testing processes. The basic strategy of the "red light" system is to empower front-line workers to identify a problem as early as possible during the production process and stop the entire affected production line until the problem is corrected. A cross-functional team is immediately dispatched to diagnose and solve the problem. Any affected components are sent back in the cycle to be fixed, and production is not allowed to resume until the problem is corrected.

      We have continued to focus on improving the manufacturing competencies at Power Ten. Improved work flow, added semi-automatic test capabilities and process changes have been made to reduce product lead times, reduce material inventory and adding capacity for additional volume. Certain higher volume assemblies will be moved from Power Ten's U.S. location to a lower cost Mexico location, while the lower volume assemblies will continue to be handled at Power Ten's manufacturing plant in Northern California.

SIGNIFICANT CUSTOMERS

      Certain customers are material to our business and operations. In the fiscal year ended January 1, 2000, Lockheed Martin, through various of its operating units, accounted for approximately $10.7 million, or 19.0%, of total net sales, and Hughes accounted for approximately $6.1 million, or 11.0%, of total net sales. During the fiscal year ended January 1, 2000, our top five customers accounted for approximately $21.3 million of net sales, representing 38.0% of our total net sales.

      During the nine months ended January 2, 1999, Lockheed Martin, through various of its operating units, accounted for approximately $9.4 million, or 20.0%, of our total net sales, and Hughes accounted for approximately $5.7 million, or 12.1%, of our total net sales.

      In Fiscal 1998, Racal accounted for approximately $17.7 million, or 28.3%, of our total net sales, and Lockheed Martin, through various of its operating units, accounted for approximately $11.5 million, or 18.4%, of our total net sales.

      Although we believe that we have strong, long-standing relationships with our significant customers, the loss of any significant customer, or a significant reduction in our business with any of them (as with the decrease in revenues from Racal from Fiscal 1998 to the present) could have a material adverse effect on our business, results of operations and financial condition.

EMPLOYEES

      At January 1, 2000, we had 380 full-time employees, including 88 manufacturing personnel, 77 engineering personnel, 30 administrative personnel, 24 sales and marketing personnel, eight customer service personnel and 153 personnel involved in direct labor. No attempts to unionize any of our employees have been made. We consider our employee relations to be good.

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

ITEM 2.  PROPERTIES

      For Elgar's operations, which are based in San Diego, California, we lease four facilities in close proximity totaling approximately 118,000 square feet, with lease terms expiring no sooner than 2001, which are used for:

      -- the design and production of Elgar's standard DC and AC products, production for the CASS Program and administrative headquarters (87,300 sq. ft.) (lease expires in December 2002),

      -- the design and production of most Sorensen-brand products (14,600 sq. ft.) (lease expires in April 2001),

      -- digital engineering and accounting (7,100 sq. ft.) (lease expires in September 2000) and

      -- manufacturing of magnetics and PDU, a power conditioning product (9,100 sq. ft.) (lease expires in April 2001).


      For Power Ten's operations, which are based in Los Gatos, California (11 miles southwest of San Jose), we utilize a 29,100 square foot facility under a lease that expires in July 2002 (with an option for an additional two-year period). We sublease 5,300 square feet of this space to an unaffiliated party, with the term of the sublease expiring in July 2000.

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

No matters were submitted to a vote of security holders in the fourth quarter of 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON EQUITY DIVIDENDS

     Our Common Stock is not listed or traded on any exchange. At February 29, 2000, there were 28 holders of record of our Common Stock.

     We have not paid any cash dividends on our Common Stock to date. We intend to retain all future earnings for use in the development of our business and, consequently, do not anticipate paying cash dividends in the foreseeable future. The payment of all dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition, general business conditions and the prior payment of cash dividends to the holders of our preferred stock. Our ability to pay dividends to our stockholders, and the ability of our subsidiaries to pay dividends to us, is restricted by the indenture governing the $90.0 million principal amount of Senior Notes due 2008 (the "Senior Notes") and the documents governing our credit facility.

RECENT SALES OF UNREGISTERED SECURITIES

     In connection with our acquisition of Power Ten on May 29, 1998, EHI issued and sold 5,000 shares of Series B 6% Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") for cash proceeds of $5.0 million. The purchasers of the Series B Preferred Stock were those of our stockholders and warrantholders who elected to participate in a pro rata subscription offering. Upon the occurrence of certain triggering events, the holders of the Series B Preferred Stock are entitled to convert such shares into our Common Stock at a price of $10 per share.

     In connection with the amendment of the credit agreement governing our credit facility on February 12, 1999 and our majority shareholder's agreement, in connection therewith, to make a capital contribution to us in the amount of $4.0 million, in March 1999, EHI issued and sold 4,000 shares of Series C 6% Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") for cash proceeds of $4.0 million. The purchasers of the Series C Preferred Stock were those of our stockholders and warrantholders who elected to participate in a pro rata subscription offering. Upon the occurrence of certain triggering events, the holders of the Series C Convertible Preferred Stock are entitled to convert such shares into our Common Stock at a price of $1.50 per share.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

     NOTE REGARDING FISCAL YEAR ENDS: Our fiscal year end used to be the Saturday closest to March 31. On March 24, 1999, we changed our fiscal year end to the Saturday closest to December 31. Thus, the information presented below for Fiscal 1998 and the nine month period ended December 27, 1997 contain an overlap of approximately nine months (from March 30, 1997 to December 27, 1997). Additionally, the information presented below for the year ended January 2, 1999 and Fiscal 1998 contain an overlap of approximately three months (from December 28, 1997 to March 28, 1998).

     The selected consolidated financial data below (i) for the fiscal year ended March 28, 1998, the nine month period ended January 2, 1999 and the fiscal year ended January 1, 2000 and (ii) as of January 2, 1999 and January 1, 2000 have been derived from our consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants, and are included in Item 14 of this report. The selected consolidated financial data below (i) for the fiscal years ended April 3, 1996 and March 29, 1997 and (ii) as of April 3, 1996, March 29, 1997 and March 28, 1998 have been derived from our consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants, but are not included in this report. The selected consolidated financial data below as of and for the nine month period ended December 27, 1997 and the fiscal year ended January 2, 1999 have been derived from our unaudited consolidated financial statements, not presented herein. The unaudited consolidated financial statements for each of the periods referred to above include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the unaudited periods. The data below reflect the effect of our recapitalization on February 3, 1998 (the "Recapitalization") and our acquisition of Power Ten on May 29, 1998.

     The information presented below is qualified in its entirety by, and should be read in conjunction with, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Consolidated Financial Statements and Supplemental Data.

                                  PREDECESSOR
                                      (1)                                   THE COMPANY
                                 ------------   ---------------------------------------------------------------------
                                   F Y ENDED     FISCAL YEAR ENDED        NINE MONTHS ENDED        FISCAL YEAR ENDED
                                   ---------     -----------------        -----------------        -----------------
                                    APR. 3,     MAR. 29,    MAR. 28,     DEC. 27,     JAN. 2,     JAN. 2,      JAN. 1,
                                      1996         1997        1998        1997         1999        1999        2000
                                    -------     --------    --------    ---------     -------     -------     -------
                                                                       (UNAUDITED)              (UNAUDITED)
                                                                      (IN THOUSANDS)
OPERATING DATA:
Net sales.....................      $42,309      $45,578     $62,496     $46,615      $47,136     $63,017     $56,059
Cost of sales.................       26,468       26,973      32,944      24,325       26,000      34,619      32,032
                                    -------      -------     -------     -------      -------     -------     -------
Gross profit..................       15,841       18,605      29,552      22,290       21,136      28,398      24,027
Selling, general and
   administrative expenses(2).        7,406        7,770       9,434       6,781        8,114      10,766      10,005
Research and development and
   engineering expenses.......        4,168        3,973       6,242       4,448        4,912       6,707       5,851
Amortization expense(3).......        2,149        1,314       1,314         985        1,663       1,991       2,432
                                    -------      -------     -------     -------      -------     -------     -------
Operating income..............        2,118        5,548      12,562      10,076        6,447       8,934       5,739
Interest expense, net.........        3,578        1,839       3,341       1,096        8,008      10,253      10,458
                                    -------      -------     -------     -------      -------     -------     -------
Income (loss) before income
   tax provision (benefit)....       (1,460)       3,709       9,221       8,980       (1,561)     (1,319)     (4,719)
Income tax provision (benefit)          176        1,872       4,448       4,410         (191)       (152)       (536)
                                    -------      -------     -------     -------      -------     -------     -------
Net income (loss).............      $(1,636)     $ 1,837     $ 4,773     $ 4,570      $(1,370)    $(1,167)    $(4,183)
                                    =======      =======     =======     =======      =======     =======     =======
OTHER DATA:
Operating cash flows..........      $ 2,192     $  5,312     $ 7,462     $ 4,535      $ 4,323     $  7,250    $(1,350)
Investing cash flows..........         (611)     (14,593)     (1,218)       (933)     (17,800)     (18,085)      (674)
Financing cash flows..........         (442)       9,499      (4,269)     (4,035)      17,318       17,084         (4)
Depreciation..................          785          806         883         615          748        1,024        888
Capital expenditures..........          611          621       1,228         933          294          589        676
Ratio of combined earnings and
   preferred stock dividends
   to earnings(4).............           --        2.97x       3.70x       8.76x           --          --          --

OTHER NON-GAAP DATA:
Adjusted EBITDA(5)............      $ 5,052      $ 7,668     $15,118     $11,669      $ 9,100    $ 12,610      $9,158
Adjusted EBITDA margin(6).....        11.9%        16.8%       24.2%       25.0%        19.3%       20.0%       16.3%

BALANCE SHEET DATA:(7)
Total assets..................      $37,891      $36,597    $ 44,912     $38,922     $ 63,754    $ 63,754    $ 58,545
Total debt....................       19,676       15,216      90,000      11,211      104,000     104,000     100,000
Stockholders' equity (deficit)       14,000       15,837     (61,471)     20,407      (59,589)    (59,589)    (61,575)


-----------

(1) Presents certain data of our predecessor prior to its acquisition on April 3, 1996. Our predecessor changed its name to Elgar Holdings, Inc. in connection with our recapitalization on February 3, 1998.

(2) In Fiscal 1998, selling, general and administrative expenses include approximately $359 of nonrecurring expenditures relating to the Recapitalization.

(3) Amortization expense of our predecessor represents the amortization of goodwill associated with a prior acquisition of Elgar in 1989 and Elgar's acquisition of Sorensen in 1994. Amortization expense of the Company represents the amortization of goodwill associated with its acquisition on April 3, 1996 and of Power Ten by Elgar on May 29, 1998.

(4) In calculating the ratio of earnings to fixed charges, earnings consist of income (loss) before income tax provision (benefit), plus fixed charges. Fixed charges consist of interest incurred (which includes amortization of deferred financing costs) whether expensed or capitalized and a portion of rental expense which management believes is a reasonable approximation of an interest factor. In the fiscal years ended January 2, 1999 and January 1, 2000 and the nine months ended January 2, 1999, earnings were insufficient to cover fixed charges by approximately $1,535,000, $5,286,000 and $1,776,000, respectively.

(5) Adjusted EBITDA is the sum of income (loss) before income taxes, interest, depreciation and amortization expense. Adjusted EBITDA is presented because we believe that it is a widely accepted financial indicator of a company's ability to service indebtedness. However, adjusted EBITDA should not be considered as an alternative to net income or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of a company's operating performance or as a measure of liquidity. In Fiscal 1998, adjusted EBITDA excludes the nonrecurring expenditures described in note
     (2) above.

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

RESULTS OF OPERATIONS

     The following table sets forth certain income statement information and other data as a percentage of net sales for the periods indicated. Due to our change in fiscal year end, the information presented below for Fiscal 1998 and the nine month period ended December 27, 1997 contain an overlap of approximately nine months (from March 30, 1997 to December 27, 1997). Additionally, the information presented below for the year ended January 2, 1999 and Fiscal 1998 contain an overlap of approximately three months (from December 28, 1997 to March 28, 1998).

                                                     FISCAL YEAR ENDED         NINE MONTHS ENDED    FISCAL YEAR ENDED
                                               ------------------------------  -----------------    -----------------
                                               APRIL 3,  MARCH 29,  MARCH 28,  DEC. 27,  JAN. 2,    JAN. 2,   JAN. 1,
                                               1996(1)     1997      1998       1997      1999       1999      2000
                                               --------  ---------  ---------  --------  -------    -------   -------
                                                                            (UNAUDITED)          (UNAUDITED)
Statement of Operations Data:
Net sales................................      100.0%     100.0%    100.0%     100.0%    100.0%     100.0%    100.0%
Cost of sales............................       62.6       59.2      52.7       52.2      55.2       54.9      57.1
                                               --------  ---------  ---------  --------  -------    -------   -------
Gross profit.............................       37.4       40.8      47.3       47.8      44.8       45.1      42.9
Selling, general and administrative
  expenses(2)............................       17.5       17.0      15.1       14.6      17.2       17.1      17.9
Research and development and engineering
  expenses...............................        9.9        8.7      10.0        9.5      10.4       10.6      10.5
Amortization expense.....................        5.0        2.9       2.1        2.1       3.5        3.2       4.3
                                               --------  ---------  ---------  --------  -------    -------   -------
Operating income.........................        5.0%      12.2%     20.1%      21.6%     13.7%      14.2%     10.2%
                                               ========  =========  =========  ========  =======    =======   =======

OTHER DATA:
Adjusted EBITDA % (3)....................       11.9%      16.8%     24.2%      25.0%     19.3%      20.0%     16.3%


(1) Presents certain results of our predecessor prior to its acquisition on April 3, 1996.

(2) In Fiscal 1998, selling, general and administrative expenses include approximately $359 of nonrecurring expenditures relating to the Recapitalization.

(3) Adjusted EBITDA for Fiscal 1998 excludes the nonrecurring expenditures described in note (2) above.

FISCAL YEAR ENDED JANUARY 1, 2000 VERSUS THE 12 MONTHS ENDED JANUARY 2, 1999

     NET SALES. Net sales in our fiscal year ended January 1, 2000 ("Fiscal 1999") were $56.1 million, a decrease of $6.9 million, or 11.0%, from net sales of $63.0 million in the 12-month period ended January 2, 1999 ("12 Months 1998"). This decrease was primarily attributable to a $6.3 million decrease in sales to Racal of programmable DC products.

     GROSS PROFIT. Gross profit in Fiscal 1999 was $24.0 million, a decrease of $4.4 million, or 15.5%, from gross profit of $28.4 million in 12 Months 1998. The decrease in gross profit was primarily attributable to a decrease in net sales, as discussed above, and to a lesser extent, to a decrease in the gross profit percentage. A decrease in the gross profit percentage from 45.1% to 42.9% was primarily due to a less favorable mix of business and lower volume.

     SELLING, GENERAL & ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses were $10.0 million in Fiscal 1999, a decrease of $0.8 million, or 7.4%, from SG&A expenses of $10.8 million in 12 Months 1998. SG&A expenses increased as a percentage of net sales from 17.1% in 12 Months 1998 to 17.9% in Fiscal 1999. The decrease in dollars was primarily due to lower sales volume, which generated $0.2 million less in commissions, along with $0.6 million of nonrecurring expenditures incurred in connection with the Recapitalization included in 12 Months 1998 compared to zero in Fiscal 1999.

     RESEARCH AND DEVELOPMENT AND ENGINEERING EXPENSES. Research and development and engineering expenses in Fiscal 1999 were $5.9 million, a decrease of $0.8 million, or 11.9%, from research and development and engineering expenses of $6.7 million in 12 Months 1998. Research and development and engineering expenses decreased as a percentage of net sales from 10.6% to 10.5%. The decrease in dollars and as a percentage of net sales was predominately due to an increase in customer-funded research and development expense in Fiscal 1999 compared to 12 Months 1998.

     AMORTIZATION EXPENSE. Amortization expense was $2.4 million in Fiscal
1999, an increase of $0.4 million, or 20.0%, from amortization expense of $2.0 million in 12 Months 1998. Amortization expense is comprised of the amortization of goodwill associated with the April 1996 acquisition of Elgar by Carlyle-EEC Holdings, Inc, and the May 1998 acquisition of Power Ten by Elgar. The increase was due to 12 Months 1998 only containing seven months of amortization expense from the Power Ten acquisition, while Fiscal 1999 was a full year of amortization expense.

     OPERATING INCOME. Operating income was $5.7 million in Fiscal 1999, a decrease of $3.2 million, or 36.0%, from operating income of $8.9 million in 12 Months 1998. Operating income decreased as a percentage of net sales from 14.2% in 12 Months 1998 to 10.2% in Fiscal 1999. The decrease was due to the factors set forth above.

     INCOME TAXES. Income taxes for Fiscal 1999 contained a tax benefit of $0.5 million, compared to a tax benefit of $0.2 million for 12 Months 1998. Our effective tax rate was 11.4% for Fiscal 1999 and 11.5% for 12 Months 1998. Our effective tax rate differs from the statutory tax rate of 40.0% primarily due to the non-deductibility of goodwill for tax purposes and realization of research and development tax credits which we utilize.

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

     SG&A EXPENSES. SG&A expenses were $8.1 million for the nine months ended January 2, 1999, an increase of $1.3 million, or 19.1%, from SG&A expenses of $6.8 million for the nine months ended December 27, 1997. SG&A expenses increased as a percentage of net sales from 14.6% for the nine months ended December 27, 1997 to 17.2% for the nine months ended January 2, 1999. The increase in dollars was primarily due to the inclusion of $0.9 million of such expenses from Power Ten, $0.2 million of nonrecurring expenditures incurred in connection with the acquisition of Power Ten and merit increases.

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

     INCOME TAXES. Income taxes for Fiscal 1998 contained a tax provision of $4.4 million, compared to a tax provision of $1.9 million for Fiscal 1997. Our effective tax rate was 48.2% for Fiscal 1998 and 50.5% for Fiscal 1997. Our effective tax rate differs from the statutory tax rate of 40.0% primarily due to the non-deductibility of goodwill for tax purposes and realization of research and development tax credits which we utilize.

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOW. Our principal uses of cash are to finance working capital, debt service and capital expenditures. Historically, we have funded our activities principally from working capital and a line of credit. Cash flow used by operating activities for Fiscal 1999 was $(1.3) million, a decrease of $(8.6) million from cash flow of $7.3 million provided by operating activities in 12 Months 1998. The decrease in cash flow provided by operating activities was primarily attributable to a greater net loss and higher bond interest paid in Fiscal 1999 compared to 12 Months 1998.

     CAPITAL REQUIREMENTS. Our capital expenditures were $621,000 in Fiscal 1997, $1,228,000 in Fiscal 1998, $933,000 in the nine months ended December 27, 1997, $294,000 in the nine months ended January 2, 1999 and $676,000 in Fiscal 1999. The $639,000 decrease from the nine months ended December 27, 1997, to the nine months ended January 2, 1999 was primarily attributable to facility expansion undertaken during the nine months ended December 27, 1997. The expenditures spent during Fiscal 1999 were primarily for new product support at Elgar and Power Ten.

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

     On February 12, 1999, the Company and Elgar entered into a First Amendment and Waiver to the Credit Agreement pursuant to which, among other things, available borrowings under the Revolving Facility were reduced from $15.0 million to $5.0 million, certain financial covenants were amended, and the Company and Elgar received a waiver for past noncompliance with certain financial covenants. On March 24, 1999, the Credit Agreement was further amended to reflect the change in the Company's fiscal year end from the Saturday closest to March 31 to the Saturday closest to December 31. Elgar was in compliance with financial covenants contained in the Credit Agreement as of January 1, 2000. Effective March 10, 2000, Elgar and the Company entered into a Third Amendment to the Credit Agreement in anticipation of not complying with the EBITDA and fixed charge covenants for the quarter ending on or about March 31, 2000. In addition to receiving waivers for any covenant violations both before and after giving effect to the Third Amendment, the Third Amendment (i) resets the fixed charge coverage ratio for the quarter ending closest to March 31, 2000 and for following quarters and (ii) resets the minimum EBITDA levels for the quarter ending closest to December 31, 1999 and for following quarters.

     Loans made pursuant to the Revolving Facility may be borrowed, repaid and reborrowed from time to time until February 3, 2003, subject to the satisfaction of certain conditions on the date of any such borrowing. As of January 1, 2000, we had not made any draws on the $5.0 million Revolving Facility available to us.

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

     Indebtedness under the Credit Facility bears interest at a floating rate equal to, at our option, the Eurodollar Rate plus a margin of 2.75%, or the Base Rate plus a margin of 1.75%. The margins are subject to reduction as set forth in the Credit Agreement. The effective interest rate on the Term Facility was approximately 8.685% at January 1, 2000. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Elgar's obligations under the Credit Facility are:

     -- secured by a first priority security interest in substantially all of the assets of EHI, Elgar and Power Ten (including, without limitation, accounts receivable, inventory, machinery, equipment, contracts and contract rights, trademarks, copyrights, patents, license agreements and general intangibles),

     --   guaranteed by EHI and Power Ten on a senior basis and

     -- secured by a pledge of all of the outstanding capital stock of Elgar and Power Ten.

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

     POWER TEN ACQUISITION. On May 29, 1998, we acquired all of the outstanding capital stock of Power Ten for $17.8 million. We financed the purchase price and certain transaction expenses with $15.0 million of proceeds from the Term Facility and the issuance of $5.0 million in aggregate liquidation value of Series B Preferred Stock.

INFLATION AND GENERAL ECONOMIC CONDITIONS

     Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on our results of operations. We do not have a significant number of fixed-price contracts where we bear the risk of cost increases. No contracts are booked which have shipments scheduled past the next 12 months.

YEAR 2000 ISSUE

     Many computer programs have been written using two digits rather than four to define the applicable year. Computer programs with time-sensitive software may recognize a date using "00" as the year 1900 rather the year 2000. This "year 2000" issue could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     With a view to the year 2000 issue, we undertook a detailed review of all of the significant operating systems, software applications and hardware used in our operations. We also contacted our major suppliers in order to determine their state of readiness. Our operating systems and business software updates have been installed and tested, and personal computer hardware and software upgrades/replacements have been converted. Other items such as the phone switch, bank capabilities, outside insurance carriers and the outside payroll system were evaluated and tested as appropriate. The cost to become year 2000 ready, including conversion of our business software and upgrades of our personal computer hardware and software, totaled $60,000. Compliance status from key suppliers was evaluated to determine whether we would need to switch sources to ensure ongoing product/service availability. We have not experienced any disruption in supply or become aware of any major problems with any of our suppliers. We expect any future risk on remaining items to be low.

     We are not aware of any accelerated purchases in late 1999 by our customers as a means of mitigating the risk of the year 2000 issue.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have only limited involvement in derivative financial instruments. We do not hold or issue derivative financial instruments for trading purposes. Certain amounts borrowed under our Credit Facility are at variable interest rates and we are thus subject to market risk resulting from interest rate fluctuations. We enter into interest rate swaps in part to alter interest rate exposures. Interest rate swaps allow us to raise long-term borrowings at floating rates and effectively swap them into fixed rates that are lower than those available to us if fixed-rate borrowings were made directly. Under interest rate swaps, we agree with another party to exchange, at specified intervals, the difference between fixed-rate and floating-rate amounts calculated by reference to an agreed notional principal amount. As of February 29, 2000, all but $2,500,000 of our long-term bank debt was covered by this swap arrangement. Thus, our exposure with respect to upward movements in interest rates is this portion of our bank debt.

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

     The tables below provide information as of January 1, 2000 about our derivative instruments and other financial instruments that are sensitive to changes in interest rates.

LONG TERM BANK DEBT (VARIABLE RATE)
-----------------------------------

Principal amount                  $10,000,000(1)
Variable interest rate            9.000%(2)
Maturity--tranche                 March 30, 2000
Maturity--loan                    February 3, 2003
Remaining principal payments:
     2000                          $1,250,000
     2001                          $3,750,000
     2002                          $4,000,000
     2003                          $1,000,000

-----------
(1) $7,500,000 of this amount is covered by the interest-rate swap arrangement described below.
(2) Renewals are based on the Eurodollar Rate plus 2.75%.

INTEREST RATE SWAP ARRANGEMENT (FIXED RATE)
-------------------------------------------

Parties                           The Company (fixed rate payor) and
                                  Bankers Trust Company (floating rate
                                  payor)
Notional amount                   $7,500,000
Fixed interest rate               5.83% (1)
Floating interest rate            6.18% for the current period (2)
Swap interest--fiscal year ended
  January 1, 2000                 $43,181 (3)
Commencement date                 June 24, 1998
Maturity date                     June 25, 2001

-----------
(1) As the fixed interest rate payor, we are required to pay a fixed rate of 5.83% per annum on the $7,500,000 notional amount, payable quarterly on each March 24, June 24, September 24 and December 24.
(2) As the floating rate payor, Bankers Trust Company is required to pay a floating rate of interest on the $7,500,000 notional amount, based on the three-month London Interbank Offering Rate (LIBOR), payable quarterly on each March 24, June 24, September 24 and December 24.
(3) In connection with the swap agreement, we recorded $43,181 of interest expense for the fiscal year ended January 1, 2000.

SENIOR NOTES (FIXED RATE)
-------------------------

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                         PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the name, age and position of each person who is one of our directors or executive officers as of January 1, 2000. Each director holds office until the next annual meeting of the stockholders or until his successor has been elected and qualified. Officers are elected by the Board of Directors and serve at the discretion of the Board.

             NAME                AGE                   POSITIONS
-------------------------------------------------------------------------------

Kenneth R. Kilpatrick.........   62    President and Chief Executive Officer,
                                          EHI, Elgar and Power Ten; Director,
                                          EHI, Elgar and Power Ten
Samuel A. Lewis...............   51    Vice President--Sales and Marketing,
                                          Elgar
Christopher W. Kelford........   49    Vice President--Finance, Chief Financial
                                          Officer and Treasurer, EHI and Elgar
Normand E. Precourt...........   57    Vice President--Engineering, Elgar

Ronald A. Garrett.............   65    Vice President--Operations, Elgar

Daniel E. Donati..............   42    Vice President--Program Management, Elgar

Thomas Erickson...............   56    Vice President--Human Resources, Elgar

Gerald D. Price...............   51    Vice President--Sales and Marketing,
                                         Power Ten
David C. Hoffman..............   48    Vice President--Engineering, Power Ten
Dr. John F. Lehman............   57    Director, EHI and Elgar
Donald Glickman...............   66    Vice President, EHI and Elgar; Chairman
                                          of the Board, EHI and Elgar;
                                          Director, Power Ten
George Sawyer.................   68    Director, EHI and Elgar
Thomas G. Pownall.............   77    Director, EHI and Elgar
Oliver C. Boileau, Jr.........   72    Director, EHI and Elgar
Keith Oster...................   38    Secretary, EHI and Elgar; Director, EHI,
                                          Elgar and Power Ten
Joseph A. Stroud..............   44    Director, EHI and Elgar
William Paul..................   63    Director, EHI and Elgar
Bruce D. Gorchow..............   41    Director, EHI and Elgar

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

     DR. JOHN F. LEHMAN, who is a director of EHI and Elgar, is a Managing General Partner of J.F. Lehman & Company ("Lehman"). Prior to founding Lehman in 1990, Dr. Lehman was an investment banker with PaineWebber, Incorporated from 1988 to 1990, and served as a Managing Director in Corporate Finance. Dr. Lehman served for six years as Secretary of the Navy, was a member of the National Security Council Staff, served as a delegate to the Mutual Balanced Force Reductions negotiations and was the Deputy Director of the Arms Control and Disarmament Agency. Dr. Lehman served as Chairman of the Board of Directors of Sperry Marine, Inc., and is Chairman of the Board of Directors of Special Devices, Incorporated; he is also a director of Ball Corporation, Burke Industries, Inc., McCormick Selph Holdings, Inc. and ISO Inc. and is Chairman of the Princess Grace Foundation, a director of OpSail Foundation and a trustee of LaSalle College High School.

     DONALD GLICKMAN, who is Chairman of the Board and a Vice President of both EHI and Elgar and a director of Power Ten, is a Managing General Partner of Lehman. From February 1998 to May 1998, Mr. Glickman was President of EHI. Prior to joining Lehman, Mr. Glickman was a principal of the Peter J. Solomon Company, a Managing Director of Shearson Lehman Brothers Merchant Banking Group and Senior Vice President and Regional Head of The First National Bank of Chicago. Mr. Glickman served as an armored cavalry officer in the Seventh U.S. Army. Mr. Glickman is currently a director of the MSC Software Corporation, General Aluminum Corporation, Special Devices, Incorporated, Burke Industries, Inc., McCormick Selph Holdings, Inc. and Monroe Muffler Brake, Inc. He is also a trustee of MassMutual Corporate Investors and Wolf Trap Foundation for the Performing Arts.

     GEORGE SAWYER, who is a director of EHI and Elgar, has been affiliated with Lehman for the past nine years. From 1993 to 1995, Mr. Sawyer served as the President and Chief Executive Officer of Sperry Marine, Inc. Prior to that time, Mr. Sawyer held a number of prominent positions in private industry and in the U.S. government, including serving as the President of John J. McMullen Associates, the President and Chief Operating Officer of TRE Corporation, Executive Vice President of General Dynamics Corporation, the Vice President of International Operations for Bechtel Corporation and the Assistant Secretary of the Navy for Shipbuilding and Logistics under Dr. Lehman. Mr. Sawyer is a director of McCormick Selph Holdings, Inc., Special Devices, Incorporated and Chairman of the Board of Burke Industries, Inc. and also serves on the Board of Trustees of Webb Institute and the Board of Managers of the American Bureau of Shipping.

     THOMAS G. POWNALL, who became a director of EHI and Elgar in July 1998, is a member of the investment advisory board of Lehman. Mr. Pownall was Chairman of the Board of Directors of Martin Marietta Corporation from 1983 until 1992 and Chief Executive Officer of Martin Marietta from 1982 until his retirement in 1988. Mr. Pownall joined Martin Marietta in 1963 as President of its Aerospace Advanced Planning unit, became President of Aerospace Operations and, in succession, Vice President then President and Chief Operating Officer of Martin Marietta. Mr. Pownall is also a director of the Titan Corporation, Burke Industries, Inc. and Special Devices, Incorporated, Director Emeritus of Sundstrand Corporation, and is Chairman Emeritus of the American-Turkish Council. He is also a director of the U.S. Naval Academy Foundation and the Naval Academy Endowment Trust and a trustee of Salem-Teikyo University.

     OLIVER C. BOILEAU, JR. became a director of EHI and Elgar in December 1998. He joined Boeing Company in 1953 as a research engineer and progressed through several technical and management positions and was named Vice President in 1968 and then President of Boeing Aerospace in 1973. In 1980, he joined General Dynamics Corporation as President and a member of the Board of Directors. In January 1988, Mr. Boileau was promoted to Vice Chairman. He retired in May 1988. Mr. Boileau joined Northrop Grumman Corporation ("Northrop Grumman") in December 1989 as President and General Manager of the B-2 Division. He also served as President and Chief Operating Officer of the Grumman Corporation, a subsidiary of Northrop Grumman, and as a member of the Board of Directors of Northrop Grumman. Mr. Boileau retired from Northrop Grumman in 1995. He is an Honorary Fellow of the American Institute of Aeronautics and Astronautics, a fellow of the Royal Aeronautical Society, a Senior Member of the Institute of Electrical and Electronic Engineers, a member of the National Academy of Engineering, the Board of Trustees of St. Louis University, and a Trustee of the University of Wyoming Foundation. Mr. Boileau is also a director of Burke Industries, Inc. and Special Devices, Incorporated.

     KEITH OSTER, who is Secretary and a director of EHI and Elgar and a director of Power Ten, is a General Partner of Lehman. Mr. Oster joined Lehman in 1992 and is principally responsible for financial structuring and analysis. Prior to joining Lehman, Mr. Oster was with the Carlyle Group, where he was responsible for analyzing acquisition opportunities and arranging debt financing, and was a Senior Financial Analyst with Prudential-Bache Capital Funding, working in the Mergers, Acquisitions and Leveraged Buyout Department. Mr. Oster is also a director of Burke Industries, Inc., McCormick Selph Holdings, Inc. and Special Devices, Incorporated.

     JOSEPH A. STROUD, who is a director of EHI and Elgar, is a General Partner of Lehman. Mr. Stroud joined Lehman in 1996 and is responsible for managing the financial and operational aspects of portfolio company value-enhancement. Prior to joining Lehman, Mr. Stroud was the Chief Financial Officer of Sperry Marine, Inc. from 1993 until the company was purchased by Litton Industries, Inc. in 1996. From 1989 to 1993, Mr. Stroud was Chief Financial Officer of the Accudyne and Kilgore Corporations. Mr. Stroud is also a director of Burke Industries, Inc., McCormick Selph Holdings, Inc. and Special Devices, Incorporated.

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

     BRUCE D. GORCHOW, who is a director of EHI and Elgar, is a member of the investment advisory board of Lehman. Since 1991, Mr. Gorchow has been Executive Vice President of PPM America, Inc. In 1999, he became President of PPM America Capital Partners, LLC. Prior to his position at PPM America, Mr. Gorchow was a Vice President at Equitable Capital Management, Inc. Mr. Gorchow is also a director of Global Imaging Systems, Inc., Leiner Health Products, Inc., Examination Management Services, Inc., Applied Process Solutions, Inc. and Burke Industries, Inc. and is an investment advisor for several investment limited partnerships.

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

ITEM 11.      EXECUTIVE COMPENSATION

     The following summary compensation table sets forth for 1997, 1998 and 1999 the historical compensation for services to the Company of the Chief Executive Officer and the four most highly compensated executive officers (the "Named Executive Officers") for the fiscal year ended January 1, 2000.

                           SUMMARY COMPENSATION TABLE


                                                                                      SECURITIES        ALL OTHER
                                                        SALARY          BONUS         UNDERLYING      COMPENSATION
      NAME AND PRINCIPAL POSITION           YEAR         ($)           ($)(2)          OPTIONS             ($)
-----------------------------------------  --------   --------------  -------------   -------------   -------------

Kenneth R. Kilpatrick................       1999       $197,498         $83,742           80,000              --
  President and Chief Executive             1998        184,995         125,000           44,000              --
    Officer, EHI and Elgar                  1997        181,251         102,900            --                 --


Samuel A. Lewis......................       1999        124,500          39,600           39,000              --
  Vice President--Sales and Marketing       1998        117,000          52,700           21,000              --
    of Elgar                                1997        114,254          40,400             --                --

Gerald D. Price......................       1999        121,327          49,220           15,000              --
  Vice President--Sales and Marketing       1998         18,461          12,500            8,000              --
    of Power Ten (3)                        1997             --              --               --              --

Normand E. Precourt..................       1999        129,997          36,953           38,000              --
  Vice President--Engineering of            1998        120,994          54,500           19,000              --
    Elgar                                   1997        118,498          42,100               --              --

David C. Hoffman.....................       1999        124,671          39,476           12,000              --
  Vice President--Engineering of Power      1998         74,880              --            6,000              --
  Ten (4)                                   1997             --              --               --              --

--------------
(1) Perquisites and other personal benefits paid in the periods presented for the Named Executive Officers aggregated less than the lesser of (i) $50,000 and (ii) 10% of the total annual salary and bonus set forth in the columns entitled "Salary" and "Bonus" for each Named Executive Officer and, accordingly, are omitted from the table as permitted by the rules of the Commission.

(2) Annual bonuses are indicated for the year in which they were earned and accrued except for Fiscal 1998 which represents an annualized amount for the 12 month period ended January 2, 1999. Annual bonuses for any year are generally paid in the following year.

(3) Mr. Price's employment with Power Ten commenced on November 2, 1998. Compensation information is included from that date.

(4) Compensation information is included from May 29, 1998, the date Elgar acquired Power Ten.

OPTIONS GRANTED IN THE LAST FISCAL YEAR

     Shown below is information concerning grants of options by the Company to the Named Executive Officers in the fiscal year ended January 1, 2000:


                                        NUMBER OF             % OF TOTAL
                                        SECURITIES             OPTIONS
                                        UNDERLYING            GRANTED TO       EXERCISE
                                         OPTIONS              EMPLOYEES       PRICE PER       EXPIRATION
                 NAME                   GRANTED(#)             IN 1999          SHARE            DATE
-------------------------------------  -------------------    ------------    ------------    ----------
Kenneth R. Kilpatrick.............        36,000                 17.6%          $5.50          6/25/09

Samuel A. Lewis...................        18,000                  8.8%          $5.50          6/25/09

Gerald D. Price...................         7,000                  3.4%          $5.50          6/25/09

Normand E. Precourt...............        19,000                  9.3%          $5.50          6/25/09

David C. Hoffman..................         6,000                  2.9%          $5.50          6/25/09

AGGREGATE OPTION PURCHASES IN LAST FISCAL YEAR-END AND FISCAL YEAR-END OPTION VALUES

     The following table summarizes information with respect to the year-end values of all options held by the Named Executive Officers.


                                                                       NUMBER OF SECURITIES
                                                                            UNDERLYING
                                                                        UNEXERCISED OPTIONS    VALUE OF UNEXERCISED
                                        SHARES                          AT FISCAL YEAR-END     IN-THE-MONEY
                                      ACQUIRED ON                        (#) EXERCISABLE/      OPTIONS AT FISCAL
               NAME                    EXERCISE       VALUE REALIZED       UNEXERCISABLE       YEAR-END ($)(1)
-----------------------------------   --------------  ----------------  ---------------------  --------------------
Kenneth R. Kilpatrick.............         0                0               0/80,000                    $0

Samuel A. Lewis...................         0                0               0/39,000                    $0

Gerald D. Price...................         0                0               0/15,000                    $0

Normand E. Precourt...............         0                0               0/38,000                    $0

David C. Hoffman..................         0                0               0/12,000                    $0

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

STOCK OPTION PLAN

     As of January 1, 2000, there were options granted under the Elgar Holdings, Inc. 1998 Stock Option Plan (the "Stock Option Plan") to purchase 439,100 shares of Common Stock. All options have been granted at fair market value, or at a premium thereto, on the date of grant. Options vest ratably over four years and generally expire on the tenth anniversary of the date of grant. The Stock Option Plan is administered by the Stock Option Committee, which is composed solely of non-employee directors. The Stock Option Committee has the authority to interpret the Stock Option Plan; to determine the terms and conditions of options ("Options") granted under the Stock Option Plan; to prescribe, amend and rescind the rules and regulations of the Stock Option Plan; and to make all other determinations necessary or advisable for the administration of the Stock Option Plan. Subject to limitations imposed by law, the Stock Option Committee may amend or terminate the Stock Option Plan at any time and in any manner. However, no such amendment or termination may deprive the recipient of an award previously granted under the Stock Option Plan of any rights thereunder without his or her consent. Under the Stock Option Plan, as amended, 489,763 shares of Common Stock are reserved for issuance upon the exercise of options.

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

COMPENSATION OF DIRECTORS

     Other than Mr. Kilpatrick, directors receive a $15,000 annual retainer, $1,500 for each board meeting attended ($500 for each committee meeting attended) and reimbursement of reasonable expenses incurred in attending such meetings. In addition, we pay Lehman certain fees for various management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analyses, negotiating and structuring financing and exploring expansion opportunities. See "Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of our Common Stock as of February 29, 2000 by (i) each director, (ii) each of the Named Executive Officers, (iii) all executive officers and directors as a group and (iv) each person who is the beneficial owner of more than 5% of the Common Stock.

                                                           PERCENTAGE OF
                                                NUMBER         SHARES
      NAME OF INDIVIDUAL OR ENTITY(1)        OF SHARES(2)  OUTSTANDING(3)
      -------------------------------        ------------  --------------
      JFL-EEC(4).........................    1,901,400          71.6%
      John F. Lehman(5)..................    1,901,400          71.6
      Donald Glickman(5).................    1,901,400          71.6
      George Sawyer(5)...................    1,901,400          71.6
      Keith Oster(5).....................    1,901,400          71.6
      Joseph Stroud(5)...................    1,901,400          71.6
      Thomas G. Pownall(6)...............           --            --
      Oliver C. Boileau, Jr.(7)..........           --            --
      William Paul(8)....................           --            --
      Bruce D. Gorchow(9)................           --            --
      Kenneth R. Kilpatrick..............       94,000(10)       3.5
      Samuel A. Lewis....................       56,500(10)       2.1
      Gerald D. Price....................        4,333(10)       *
      Normand E. Precourt................       40,835(10)       1.5
      David C. Hoffman...................        3,500(10)       *
      Jackson National Life Insurance
        Company(11)......................      278,750          10.5
      All directors and executive
        officers as a group (18 persons).    2,255,900(10)      81.3


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

     (3) Computed based upon the total number of shares of Common Stock outstanding and the number of shares of Common Stock underlying options or warrants held by that person exercisable within 60 days of February 29, 2000. In accordance with Rule 13(d)-3 of the Exchange Act, any Common Stock that will not be outstanding within 60 days of February 29, 2000 that is subject to options or warrants exercisable within 60 days of February 29, 2000 is deemed to be outstanding for the purpose of computing the percentage of outstanding shares of the Common Stock owned by the person holding such options or warrants, but is not deemed to be outstanding for the purpose of computing the percentage of outstanding shares of the Common Stock owned by any other person.

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

     (10) Includes options exercisable within 60 days of February 29, 2000 for the following persons and following numbers of shares: (i) 34,000 shares for Mr. Kilpatrick; (ii) 16,500 shares for Mr. Lewis; (iii) 4,333 shares for Mr. Price; (iv) 15,833 shares for Mr. Precourt;
          (v) 3,500 shares for Mr. Hoffman; and (vi) 119,500 shares for all directors and executive officers as a group.

     (11) All shares are obtainable upon the exercise of warrants, which are immediately exercisable. Some of the warrants are held by affiliates of Jackson National. Jackson National is a noncontrolling member of JFL-EEC.

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


                                                                                               PAGE REFERENCE
                                                                                                  FORM 10-K
                                                                                           --------------------

Report of Independent Public Accountants..............................................               F-1

Consolidated Balance Sheets as of January 2, 1999 and January 1, 2000.................               F-2

Consolidated Statements of Operations for the fiscal year ended March 28,
    1998, the nine months ended January 2, 1999 and the fiscal year ended
    January 1, 2000...................................................................
                                                                                                     F-3

Consolidated Statements of Stockholders' Equity (Deficit) for the fiscal year ended March 28, 1998, the nine months ended January 2, 1999 and the
    fiscal year ended January 1, 2000.................................................               F-4

Consolidated Statements of Cash Flows for the fiscal year ended March 28,
    1998, the nine months ended January 2, 1999 and the fiscal year ended
    January 1, 2000...................................................................               F-5

Notes to Consolidated Financial Statements............................................               F-6

(a)(2) Consolidated Financial Statement Schedules:

         Schedule II--Valuation and Qualifying Accounts...............................               S-1

         Schedules other than those listed above have been omitted since they are either not required, not applicable or the information is otherwise included.

(b)      Reports on Form 8-K.

         None.

(c)      Exhibits


EXHIBIT NO.     DESCRIPTION
------------    ----------------------------------------------------------------
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

       10.3 Shareholders Agreement, dated as of February 3, 1998, between the Company and the shareholders(1)

       10.4     Shareholders Registration Rights Agreement, dated as of February
                3, 1998, between the Company and the shareholders(1)

       10.5     Warrantholders' Registration Rights Agreement, dated as of
                February 3, 1998, between the Company and the warrantholders(1)

       10.6     Management Agreement, dated as of February 3, 1998, among the
                Company, Elgar Electronics Corporation and J. F. Lehman &
                Company(1)

       10.7     Amendment No. 1 to Management Agreement, entered into on
                September 15, 1998, effective as of February 3, 1998, among the
                Company, Elgar Electronics Corporation and J. F. Lehman &
                Company(4)

       10.8     Management Services Agreement, entered into on September 15,
                1998, effective as of February 3, 1998, among the Company, Elgar
                Electronics Corporation and J. F. Lehman & Company(4)

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

       10.24    Form of Term Loan Note(1)

       10.25    Form of Revolving Note(1)

       10.26    Form of Swingline Note(1)

       10.27    Elgar Holdings, Inc. 1998 Stock Option Plan(2)

       10.28    Form of Stock Option Agreement(1)

       10.29    Third Amendment, dated as of March 10, 2000, among the Company,
                Elgar Electronics Corporation, the lenders party to the Credit
                Agreement and Bankers Trust Company, as Agent

       12.1 Statement re: Computation of Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends

       21.1     Subsidiaries of the Company(1)

       27.1     Financial Data Schedule

----------------
(1) Incorporated by reference to the registrant's Registration Statement on Form S-4, File No. 333-557797, as filed with the Securities and Exchange Commission on June 2, 1998, as amended on July 14, 1998, July 23, 1998 and July 29, 1998.

(2) Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended April 3, 1999, as filed with the Securities and Exchange Commission on May 18, 1999.

(3) Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 27, 1998, as filed with the Securities and Exchange Commission on September 11, 1998.

(4) Incorporated by reference to the Transition Report on Form 10-K for the nine-month transitional period ended January 2, 1999, as filed with the Securities and Exchange Commission on June 22, 1999.

         No annual report or proxy material covering our last fiscal year has been or will be sent to security holders of the Company.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Elgar Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of ELGAR HOLDINGS, INC. (a Delaware corporation) and subsidiaries (the "Company") as of January 2, 1999 and January 1, 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended March 28, 1998, the nine month period ended January 2, 1999 and the year ended January 1, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elgar Holdings, Inc. and subsidiaries as of January 2, 1999 and January 1, 2000 , and the results of their operations and their cash flows for the year ended March 28, 1998, the nine month period ended January 2, 1999 and the year ended January 1, 2000, in conformity with accounting principles generally accepted in the United States.

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

ARTHUR ANDERSEN LLP

San Diego, California
January 21, 2000 (except with respect to the matter discussed in Note 13, as to which the date is March 10, 2000)

                      ELGAR HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                         JANUARY 2,     JANUARY 1,
                                                            1999           2000
                                                         ----------     ----------
                               ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.........................      $  6,507       $ 4,479
  Accounts receivable, net of allowance for doubtful
  accounts of $171 and $152, respectively...........         5,168         7,253
  Inventories, net..................................         9,095         7,623
  Deferred tax assets...............................           796           796
  Prepaids and other................................         1,356           984
                                                           -------      --------
    Total current assets............................        22,922        21,135
PROPERTY, PLANT AND EQUIPMENT, at cost, net of
  accumulated depreciation and amortization of $2,337
  and $3,093, respectively..........................         2,599         2,343
INTANGIBLE ASSETS, net of accumulated amortization of
  $4,910 and $8,076, respectively...................        37,580        34,414
DEFERRED TAX ASSETS, net of current portion.........           653           653
                                                          --------      --------
                                                          $ 63,754      $ 58,545
                                                          ========      ========

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable..................................      $  3,164      $  1,748
  Accrued liabilities...............................         6,750         7,665
  Current portion of long-term debt.................         4,000         1,250
  Current portion of capital lease obligations......            15             -
                                                          --------      --------
    Total current liabilities.......................        13,929        10,663
CAPITAL LEASE OBLIGATIONS, net of current portion...             8             -
LONG-TERM DEBT, net of current portion..............       100,000        98,750
                                                          --------      --------
    Total liabilities...............................       113,937       109,413
                                                          --------      --------
SERIES A 10% CUMULATIVE REDEEMABLE PREFERRED STOCK,
  no par value, 20,000 shares authorized; 10,000
  shares issued and outstanding.....................         9,406        10,707
                                                          --------      --------

STOCKHOLDERS' EQUITY (DEFICIT):
  Series B 6% Cumulative Convertible Preferred Stock,
    no par value, 5,000 shares authorized, issued and
    outstanding......................................        5,000         5,000
  Series C 6% Cumulative Convertible Preferred Stock,
    no par value, 0 and 4,000 shares authorized,
    issued and outstanding, respectively.............           --         4,000
  Common Stock, $.01 par value, 5,000,000 shares
    authorized; 2,300,000 shares issued and outstanding         23            23
  Additional paid-in capital........................       (68,558)      (68,558)
  Retained earnings (deficit).......................         3,946        (2,040)
                                                          --------      --------
      Total stockholders' equity....................       (59,589)      (61,575)
                                                          --------      --------
                                                          $ 63,754      $ 58,545
                                                          ========      ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      ELGAR HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                       NINE MONTHS
                                         YEAR ENDED       ENDED        YEAR ENDED
                                          MARCH 28,     JANUARY 2,     JANUARY 1,
                                            1998           1999           2000
                                         ----------    -----------     ----------
Net sales...........................       $62,496        $47,136        $56,059
Cost of sales.......................        32,944         26,000         32,032
                                           -------        -------         ------
   Gross profit.....................        29,552         21,136         24,027
Selling, general and
  administrative expenses...........         9,434          8,114         10,005
Research and development and
  engineering expenses..............         6,242          4,912          5,851
Amortization expense................         1,314          1,663          2,432
                                           -------        -------        -------
   Operating income.................        12,562          6,447          5,739
Interest expense, net...............         3,341          8,008         10,458
                                           -------        -------        -------
Income (loss) before income tax
  provision (benefit)...............         9,221         (1,561)        (4,719)
Income tax provision (benefit)......         4,448           (191)          (536)
                                           -------        --------       --------
   Net income (loss)................       $ 4,773        $(1,370)       $(4,183)
                                           =======        ========       ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      ELGAR HOLDINGS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  (dollars in thousands, except share amounts)


                                                  Series B                      Series C
                                               Preferred Stock               Preferred Stock              Common Stock
                                             Shares        Amount        Shares         Amount        Shares         Amount
                                           -----------   -----------   -----------   -----------   -----------    -----------

BALANCE, March 29, 1997                           --     $      --                   $      --       9,340,000    $        93
  Recapitalization of Company                     --            --            --            --      (8,941,400)           (89)
  Common stock warrants issued on
    sale of preferred stock                       --            --            --            --            --             --
  Issuance of common stock                        --            --            --            --       1,901,400             19
  Series A preferred stock
    dividend-in-kind                              --            --            --            --            --             --
  Accretion of discount on
    Series A preferred stock                      --            --            --            --            --             --
  Net income                                      --            --            --            --            --             --
                                           -----------   -----------   -----------   -----------   -----------    -----------
BALANCE, March 28, 1998                           --            --            --            --       2,300,000             23
  Recapitalization consideration                  --            --            --            --            --             --
  Issuance of Series B
    preferred stock                              5,000         5,000          --            --            --             --
  Series A preferred stock
    dividend-in-kind                              --            --            --            --            --             --
  Series B preferred stock
    dividend accrual                              --            --            --            --            --             --
  Accretion of discount on Series A
    preferred stock                               --            --            --            --            --             --
  Net loss                                        --            --            --            --            --             --
                                           -----------   -----------   -----------   -----------   -----------    -----------
BALANCE, January 2, 1999                         5,000         5,000          --            --       2,300,000             23
                                           -----------   -----------   -----------   -----------   -----------    -----------
  Issuance of Series C
    preferred stock                               --            --           4,000         4,000          --             --
  Series A preferred stock
    dividend-in-kind                              --            --            --            --            --             --
  Series B preferred stock
    dividend accrual                              --            --            --            --            --             --
  Series C preferred stock
    dividend accrual                              --            --            --            --            --             --
  Accretion of discount on
    Series A preferred stock                      --            --            --            --            --             --
  Net loss                                        --            --            --            --            --             --
                                           -----------   -----------   -----------   -----------   -----------    -----------
BALANCE, January 1, 2000                         5,000   $     5,000         4,000   $     4,000     2,300,000    $        23
                                           ===========   ===========   ===========   ===========   ===========    ===========



                                            Additional     Retained
                                             Paid-In       Earnings
                                             Capital       (Deficit)        Total
                                           -----------    -----------    -----------
BALANCE, March 29, 1997                    $    13,907    $     1,837    $    15,837
  Recapitalization of Company                 (102,528)          --         (102,617)
  Common stock warrants issued on
    sale of preferred stock                      1,700           --            1,700
  Issuance of common stock                      18,995           --           19,014
  Series A preferred stock
    dividend-in-kind                              --             (150)          (150)
  Accretion of discount on
    Series A preferred stock                      --              (28)           (28)
  Net income                                      --            4,773          4,773
                                           -----------    -----------    -----------
BALANCE, March 28, 1998                        (67,926)         6,432        (61,471)
  Recapitalization consideration                  (632)          --             (632)
  Issuance of Series B
    preferred stock                               --             --            5,000
  Series A preferred stock
    dividend-in-kind                              --             (799)          (799)
  Series B preferred stock
    dividend accrual                              --             (189)          (189)
  Accretion of discount on Series A
    preferred stock                               --             (128)          (128)
  Net loss                                        --           (1,370)        (1,370)
                                           -----------    -----------    -----------
BALANCE, January 2, 1999                       (68,558)         3,946        (59,589)
                                           -----------    -----------    -----------
  Issuance of Series C
    preferred stock                               --             --            4,000
  Series A preferred stock
    dividend-in-kind                              --           (1,135)        (1,135)
  Series B preferred stock
    dividend accrual                              --             (316)          (316)
  Series C preferred stock
    dividend accrual                              --             (186)          (186)
  Accretion of discount on
    Series A preferred stock                      --             (166)          (166)
  Net loss                                        --           (4,183)        (4,183)
                                           -----------    -----------    -----------
BALANCE, January 1, 2000                   $   (68,558)     $  (2,040)   $   (61,575)
                                           ===========    ===========    ===========

                      ELGAR HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                             NINE
                                                 YEAR        MONTHS      YEAR
                                                 ENDED       ENDED       ENDED
                                                MARCH 28,  JANUARY 2,   JANUARY 1,
                                                  1998       1999         2000
                                                --------   ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................    $ 4,773    $ (1,370)   $ (4,183)
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
    Amortization of intangibles.............       1,314       1,663      2,432
    Amortization of deferred loan costs.....          83         536        734
    Write-off of deferred loan costs........         797          --         --
    Depreciation and amortization on property,
      plant and equipment...................         883         748        888
    (Gain) loss on sale of property, plant and                               23
      equipment.............................          (4)         --
    (Increases) decreases in assets:
      Accounts receivable...................         (94)      2,542     (2,085)
      Inventories...........................      (2,476)        375      1,472
      Prepaids and other....................        (318)       (914)       372
      Deferred tax assets...................         107         403         --
    Increases (decreases) in liabilities:
      Accounts payable......................         456        (510)    (1,416)
      Accrued liabilities...................       1,941         850        413
                                               ----------------------------------
         Net cash provided by (used in)
           operating activities.............       7,462       4,323     (1,350)
                                               ----------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment      (1,228)       (294)      (676)
  Proceeds from sales of property, plant and
   equipment................................          10          --          2
  Acquisition of Power Ten, net of cash
   acquired.................................          --     (17,266)        --
  Non-compete agreements....................          --        (240)        --
                                                ---------------------------------
            Net cash used in investing
            activities......................      (1,218)    (17,800)      (674)
                                                ---------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from common stock issuance.......      19,014          --         --
  Proceeds from preferred stock issuance....      10,000       5,000      4,000
  Issuance of senior notes..................      90,000          --         --
  Proceeds from borrowings..................         580      15,000         --
  Deferred financing costs..................      (5,414)     (1,037)        --
  Repayment on debt.........................     (15,796)     (1,000)    (4,000)
  Payments under capital leases.............         (36)        (13)        (4)
  Recapitalization consideration............    (102,617)       (632)        --
                                                -------------------------------
         Net cash provided by (used in)
           financing activities.............      (4,269)     17,318         (4)
                                                -------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS..............................       1,975       3,841     (2,028)
CASH AND CASH EQUIVALENTS, beginning of
    period..................................         691       2,666      6,507
                                                -------------------------------

CASH AND CASH EQUIVALENTS, end of period....    $  2,666    $  6,507    $ 4,479
                                                ===============================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
  Cash paid for interest....................     $ 1,140     $ 5,147     $9,826
  Cash paid (received) for income taxes.....       4,450         427       (581)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Series A preferred stock dividend-in-kind.      $  150      $  799     $1,135
  Series B and C preferred stock dividend
   accrual..................................          --         189        502
  Accretion of discount on Series A preferred
   stock....................................          28         128        166

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

      On January 2, 1998, the Company entered into an Agreement and Plan of Merger (the "Recapitalization Agreement") pursuant to which the Company was recapitalized (the "Recapitalization"). Pursuant to the Recapitalization Agreement, all shares of the Company's common stock, other than those retained by certain members of management and certain other shareholders (the "Continuing Shareholders"), were converted into the right to receive cash based upon a formula. The Continuing Shareholders agreed to retain approximately 15% of the common equity of the Company. In order to finance the Recapitalization, the Company (i) issued $90 million of senior notes in a debt offering, (ii) received $19 million in cash from an investor group for common stock and (iii) received $10 million in cash for the issuance of redeemable preferred stock. In connection with the Recapitalization, the Company changed its name to Elgar Holdings, Inc. Elgar, as borrower, and the Company, as guarantor, also entered into a new $15 million revolving credit facility. Loans under the new facility are secured by substantially all of the Company's assets and are guaranteed by the Company and secured by a pledge of all the outstanding capital stock of Elgar. The credit agreement governing the facility contains customary financial covenants and defined events of default and was first amended on February 12, 1999 (see Note 4).

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

      On May 29, 1998, pursuant to a Stock Purchase Agreement dated as of May 5, 1998, Elgar acquired all issued and outstanding shares of capital stock of Power Ten, a California corporation, for $17.8 million in cash. The acquisition has been accounted for as a purchase. In connection with the acquisition, Elgar entered into non-compete agreements with the two former stockholders of Power Ten. At closing, Elgar paid each former stockholder $120,000 as consideration for their agreement not to compete. The acquisition was financed by the issuance of 5,000 shares of Series B Convertible Preferred Stock for $5 million in cash and borrowings of $15 million under the amended credit facility (see Notes 4 and 5). In connection with the Power Ten acquisition and the financing thereof, Elgar recorded approximately $16.1 million of goodwill (representing the excess of purchase price over the net assets

                               ELGAR HOLDINGS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

acquired) and approximately $0.9 million of deferred financing costs, both of which are included in intangible assets as of January 2, 1999 and January 1, 2000.

      Unaudited condensed pro forma net sales and net income (loss) for the fiscal year ended March 28, 1998 and the nine months ended January 2, 1999, assuming the Recapitalization and the Power Ten acquisition occurred on March 30, 1997, and also assuming a 40% statutory tax rate, are as follows (in thousands):

                                                     NINE MONTHS
                                         YEAR ENDED      ENDED
                                          MARCH 28,    JANUARY 2,
                                           1998          1999
                                         ----------   -----------
               Net sales..............    $72,572        $49,000
               Net income (loss)......    $   771        $(1,382)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Elgar Electronics Corporation and Elgar's wholly-owned subsidiary, Power Ten. All significant intercompany accounts and transactions have been eliminated. The Company operated and reports financial results on a fiscal year of 52 or 53 weeks ending the Saturday closest to March 31. Accordingly, fiscal 1998 ended on March 28, 1998 and comprised 52 weeks. As disclosed on Form 8-K filed on March 26, 1999, the Company changed its fiscal year end from the Saturday closest to March 31 to the Saturday closest to December 31. Accordingly, the nine month transition period ended on January 2, 1999 and fiscal 1999 ended on January 1, 2000.

  CASH EQUIVALENTS

      Cash equivalents at January 2, 1999 and January 1, 2000 consist of a money market account in a financial institution.

  INVENTORIES

      Inventories, which include materials, direct labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and are comprised of the following (in thousands):


                                          JANUARY 2,    JANUARY 1,
                                            1999          2000
                                          ----------    ----------
        Raw materials                       $4,151        $3,789
        Work-in-process                      3,254         2,482
        Finished goods                       1,690         1,352
                                            ------        -------
                                            $9,095        $7,623
                                            ======        =======

  PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment is recorded at cost. Depreciation of property, plant and equipment is provided using the straight-line method over the estimated useful lives of the related assets.

                               ELGAR HOLDINGS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Property, plant and equipment and the related depreciable lives are as follows (in thousands):


                                    JANUARY 2,     JANUARY 1,
                                       1999           2000
                                    ---------      ----------
ASSET TYPE/DEPRECIABLE LIFE

Machinery and equipment/4-6 years      $3,428        $ 4,088
Leasehold improvements/lease term         694            749
Furniture and fixtures/4 years            449            443
Construction in progress                  365            156
                                       -------        -------
                                        4,936          5,436
Less: Accumulated depreciation
  and amortization                     (2,337)        (3,093)
                                       -------        -------
                                       $2,599        $ 2,343
                                       ======        =======

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

  REVENUE RECOGNITION

      The Company recognizes revenue upon shipment of goods at which time title passes to customers or when specified services are performed.

  CUSTOMER-FUNDED RESEARCH AND DEVELOPMENT

      The Company capitalizes certain costs associated with customer-funded research and development. Revenue is recorded when earned under such projects and costs incurred are charged to cost of sales. The amount of customer-funded research and development was insignificant for the year ended March 28, 1998 and the nine months ended January 2, 1999. Customer-funded research and development was $0.7 million in the fiscal year ended January 1, 2000.

                              ELGAR HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

   CONCENTRATION OF CREDIT RISK

         Sales to two customers, in the aggregate, accounted for approximately 47%, 32% and 30% of the Company's total revenue for the fiscal year ended March 28, 1998, the nine months ended January 2, 1999 and the fiscal year ended January 1, 2000, respectively. The Company performs ongoing credit evaluation of its customers' financial condition. The Company maintains reserves for potential credit losses.

   FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of certain of the Company's financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximates fair value due to their short term nature.

   RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 131 requires reporting certain information about operating segments in annual and interim-period financial statements. The Company adopted SFAS No. 130 on March 29, 1998. The Company had no elements of comprehensive income during the nine months ended January 2, 1999 or the fiscal years ended January 1, 2000 and March 28, 1998. The adoption of SFAS No. 131 did not have a material effect on the Company as the Company operates in one business segment.

         In March 1998, the Accounting Standards Executive Committee (AcSEC) issued AICPA Statement of Position (SOP) 98-1, "Accounting for costs of computer software developed or obtained for internal use." This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies characteristics of internal-use software and provides assistance in determining when computer software is for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998, with earlier application permitted. The adoption of SOP 98-1 did not have a material effect on the Company's consolidated financial position, results of operations, or related disclosures thereto.

                              ELGAR HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In April 1998, the Accounting Standards Executive Committee (AcSEC) issued AICPA Statement of Position (SOP) 98-5, "Reporting on the costs of start-up activities." This statement provides guidance on financial reporting of start-up costs and organization costs and requires that such costs of start-up activities be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, with earlier application permitted. The adoption of SOP 98-5 did not have a material effect on the Company's consolidated financial position, results of operations, or related disclosures thereto.

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", and, in June 1999, issued SFAS No. 137 "Accounting for Derivative Instrument and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal quarters of fiscal years beginning after June 15, 2000.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). This bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied to revenue recognition. SAB 101 is effective for fiscal years beginning after December 15, 1999.

3. SUPPLEMENTARY FINANCIAL INFORMATION

         Accrued liabilities consist of the following (in thousands):

                                                JANUARY 2, 1999      JANUARY 1, 2000
                                                ------------------   ---------------
Payroll and related......................             $1,295                $2,066

Warranty reserve.........................                373                   494

Commissions..............................                325                   368

Interest payable.........................              3,754                 3,726

Dividends payable........................                189                   692

Other....................................                814                   319
                                                      ------                ------

                                                      $6,750                $7,665
                                                      ======                ======

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

                              ELGAR HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         The Senior Notes restrict, among other things, the Company's ability to incur additional indebtedness, pay dividends or make certain other restricted payments, incur liens, sell preferred stock of subsidiaries, apply net proceeds from certain asset sales, merge or consolidate with any other person, sell, assign, transfer, lease, convey or otherwise dispose of substantially all of the assets of the Company or enter into certain transactions with affiliates. The Senior Notes are guaranteed by the Company's wholly owned subsidiary, Elgar. Such guarantee is full and unconditional. The only direct or indirect subsidiary of the Company that is not a guarantor of the Senior Notes is insignificant to the consolidated financial statements. In management's opinion, separate financial statements of the guarantors have not been presented as they would not be material to investors.

         The Senior Notes were issued on February 3, 1998. The Company believes that the fair value of such debt as of January 2, 1999 and January 1, 2000 was approximately $81 million and $63 million, respectively.

   CREDIT FACILITY

         In connection with the Recapitalization, Elgar, as borrower, and the Company, as guarantor, entered into a Loan and Security Agreement with a bank to provide Elgar with a $15 million revolving credit facility which matures on February 3, 2003. No amounts were outstanding under this credit facility as of January 2, 1999 and January 1, 2000.

         On May 29, 1998, in connection with the acquisition of Power Ten (see
Note 1), the Company amended its credit facility with the bank to, among other things, increase the available borrowings thereunder to $30 million by including a $15 million term facility ("Term Notes"). The proceeds of the term facility of $15 million were used to finance a portion of the Power Ten acquisition. On January 2, 1999 and January 1, 2000, $14 million and $10 million, respectively, was outstanding under these Term Notes.

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

                              ELGAR HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         On February 12, 1999, the Company and Elgar entered into a First Amendment and Waiver to the credit agreement ("Amended and Restated Capital Call Agreement"), pursuant to which, among other things, available borrowings under the Revolving Facility were reduced from $15 million to $5 million, certain financial covenants were amended, and the Company and Elgar received a waiver for past noncompliance with the covenants referred to in the preceding paragraph.

         Elgar was in compliance with financial covenants contained in the Credit Agreement as of January 1, 2000. Effective March 10, 2000, Elgar and the Company entered into a Third Amendment to the Credit Agreement in anticipation of not complying with the EBITDA and fixed charge covenants for the quarter ending on or about March 31, 2000. In addition to receiving waivers for any covenant violations both before and after giving effect to the Third Amendment, the Third Amendment (i) resets the fixed charge coverage ratio for the quarter ending closest to March 31, 2000 and for following quarters and (ii) resets the minimum EBITDA levels for the quarter ending closest to December 31, 1999 and for following quarters.

         At January 2, 1999 and January 1, 2000, the Company's long-term debt consisted of the following (in thousands):

                                                                   1999           2000
                                                               -------------- -------------
Senior Notes due February 1, 2008 with an interest rate of
    9.875%                                                          $ 90,000      $ 90,000
Term Notes due through February 3, 2003 with interest rates
    ranging from 8.0% to 9.0%                                         14,000        10,000
                                                               -------------- -------------
                                                                     104,000       100,000
Less: current portion                                                  4,000         1,250
                                                               -------------- -------------
Long term portion                                                   $100,000      $ 98,750
                                                               ============== =============

         Principal maturities under notes payable are as follows:

           YEAR                   AMOUNT
           ----                   ------
           2000                  $ 1,250
           2001                    3,750
           2002                    4,000
           2003                    1,000
           2004                       --
        Thereafter                90,000
                             -----------
           Total                $100,000
                             ===========

         Interest expense related to the notes referred to above for the fiscal year ended March 28, 1998, the nine months ended January 2, 1999 and the fiscal year ended January 1, 2000 approximated $2.4 million, $6.7 million and $9.8 million, respectively.

                              ELGAR HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   DEFERRED FINANCING COSTS

         In connection with the issuance of the Senior Notes and entering into the credit facility agreement, the Company incurred debt issuance costs of approximately $5.4 million that are being amortized to interest expense over the term of the related debt. Accumulated amortization at January 2, 1999 and January 1, 2000 is approximately $0.5 million and $1.1 million, respectively.


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

5. PREFERRED STOCK

   REDEEMABLE PREFERRED STOCK

         In connection with the Recapitalization, the Company issued 10,000 shares of redeemable preferred stock, designated as Series A 10% Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock"), for cash proceeds of $10 million. In connection with such issuance, the Company also issued to the purchasers warrants to purchase 353,744 shares of the Company's common stock. A value of $1.7 million has been attributed to the warrants. The $1.7 million warrant value is included in additional paid-in-capital as of January 2, 1999 and January 1, 2000.

         Dividends are payable to the holders of the Series A Preferred Stock at the annual rate per share of 10% times the sum of $1,000 and accrued but unpaid dividends. Dividends shall be payable at the rate per share of 0.10 shares of Series A Preferred Stock through January 31, 2001, and in cash on and after April 30, 2001. Dividends are payable quarterly on January 31, April 30, July 31, and October 31 of each year, commencing April 30, 1998. Dividends shall be fully cumulative and shall accrue on a quarterly basis.

         If the cash dividends payable on the Series A Preferred Stock shall have been in arrears and unpaid for four or more successive dividend payment dates, then until the date on which all such dividends in arrears are paid in full, dividends shall accrue and be payable to the holders at the annual rate of 12% times the sum of $1,000 per share and accrued but unpaid dividends thereon. Upon payment in full of all dividends in arrears, cash dividends will thereafter be payable at the 10% annual rate set forth above. There were no dividends in arrears as of January 2, 1999 or January 1, 2000.

         Holders of shares of Series A Preferred Stock shall be entitled to receive the stated liquidation value of $1,000 per share, plus an amount per share equal to any dividends accrued but unpaid, in the event of any liquidation or dissolution of the Company. After payment of the full amount of the

                              ELGAR HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


liquidation preference, holders of shares of redeemable preferred stock will not be entitled to any further participation in any distribution of assets of the Company.

         The Company may, at its option, redeem at any time, all or any part of the shares of the Series A Preferred Stock at a redemption price per share equal to 100% of the liquidation preference on the date of redemption. On August 3, 2008, the Company shall redeem any and all outstanding shares of Series A Preferred Stock at a redemption price per share equal to 100% of the liquidation preference on the date of redemption.

         Upon the occurrence of a change in control (as defined), the Series A Preferred Stock shall be redeemable at the option of the holders, at a redemption price per share equal to 100% of the liquidation preference.

         The holders of shares of Series A Preferred Stock shall not be entitled to any voting rights. However, without the consent of the holders of at least 85% of the outstanding shares of redeemable preferred stock, the Company may not change the powers or preferences of the redeemable preferred stock, create, authorize or issue any shares of capital stock ranking senior to or on a parity with the redeemable preferred stock or create, authorize or issue any shares of capital stock constituting junior securities, unless such junior securities are subordinate in right of payment to the redeemable preferred stock.

         If any amount of cash dividends payable on the Series A Preferred Stock shall have been in arrears and unpaid for four or more successive dividend payment dates, then the number of directors constituting the board of directors shall increase, as defined, and the holders of the redeemable preferred stock shall have the right to elect the newly-created directors.

         If the Company fails to redeem shares of Series A Preferred Stock in accordance with the mandatory redemption provisions described above, then the number of directors constituting the Board of Directors shall increase, as defined, and the holders of the redeemable preferred stock shall have the right to elect directors to fill the newly-created directorships.

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

         Dividends are payable to the holders of the Series B and Series C Preferred Stock at the annual rate per share of 6%, respectively, times the sum of $1,000 and accrued but unpaid dividends. For the Series B Preferred Stock, dividends are payable semi-annually on April 30 and October 31. For the Series C Preferred Stock, dividends are payable semi-annually on March 31 and September
30. These dividends are payable when and if declared by the Board of Directors out of funds legally available therefor.

                             ELGAR HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         Holders of shares of the Series B and Series C Preferred Stock will have the right, at such holder's option, at any time following a Triggering Event (as defined), to convert all or a portion of such shares into the Company's common stock, excluding accrued dividends, at the conversion price of $10.00 and $1.50 per share, respectively, subject to adjustments pursuant to certain anti-dilution provisions. The conversion price on the Series C Preferred Stock was established at a premium to fair market value on the date of issuance.

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

         At January 2, 1999 and January 1, 2000, a total of 353,744 shares of common stock were reserved for issuance for the exercise of warrants at the initial exercise price of $5.00 per share to the holders of the Series A Preferred Stock. The exercise price and number of warrant shares are both subject to adjustment in certain events.

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

                              ELGAR HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         On June 22, 1998, the Company entered into an interest rate swap agreement with a bank with a notional amount of $7.5 million. Under the swap agreement, the Company is required to pay a fixed rate of 5.83% on each March 24, June 24, September 24 and December 24, commencing on September 24, 1998. The swap agreement continues for the life of the related term loan agreement balances, with the notional amounts of the swap decreasing as principal decreases on the related loan agreement, terminating on June 25, 2001. The notional amount of the swap was $7.5 million on January 2, 1999 and January 1, 2000. The Company receives a floating rate based on the three-month London Interbank Offering Rate (LIBOR) on the same dates as described above. In connection with the swap agreement, the Company has included $10,068 and $43,181 in interest expense in its consolidated statements of operations for the nine months ended January 2, 1999 and the fiscal year ended January 1, 2000.

8. STOCK-BASED COMPENSATION

   STOCK OPTION PLAN

         On July 15, 1998, Elgar Holdings, Inc. adopted the 1998 Stock Option Plan (the "Option Plan"), which provides for the issuance of up to 265,374 shares of common stock pursuant to awards granted under the Option Plan. In March 1999, the Company amended its Stock Option Plan to provide for the issuance of up to 489,763 shares of common stock under the Option Plan. As of January 1, 2000, there were options outstanding to purchase 439,100 shares of common stock. All options have been granted at fair market value, or at a premium thereof, on the date of grant, as determined by the Board of Directors. Options vest ratably over four years and generally expire on the tenth anniversary of the date of grant. In June 1999, the Company granted options to purchase 205,100 shares of common stock with an exercise price of $5.50, representing a premium to the fair market value on the date of grant.


         The changes in the number of common shares under option for the nine months ended January 2, 1999 and the fiscal year ended January 1, 2000 are summarized as follows:


                                                   NUMBER OF            WEIGHTED
                                                    SHARES           AVERAGE PRICE
                                                 ----------------   ----------------
Outstanding as of March 28, 1998                           --                    --
    Granted                                           254,750                $15.00
    Exercised                                              --                    --
    Forfeited                                              --                    --
Outstanding as of January 2, 1999                     254,750                $15.00
    Granted                                           205,100                  5.50
    Exercised                                              --                    --
    Forfeited                                         (20,750)                15.00
                                                     --------             ---------
Outstanding as of January 1, 2000                     439,100                $10.56
Exercisable as of January 1, 2000                     110,942                $10.56

         The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." These amounts are for disclosure purposes only, and may not be representative of future calculations since additional options may be granted in future years. If the

                              ELGAR HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Company had recognized compensation cost for stock-based employee compensation in accordance with the provisions of SFAS N0. 123, the Company's net loss would have increased by approximately $36,000 and $74,000 for the nine months ended January 2, 1999 and the fiscal year ended January 1, 2000, respectively. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the twelve months ended January 1, 2000: expected volatility of 0%; risk-free interest rate between 4.77 and 5.48 percent; expected option life of 10 years; and no dividend yield.

9. INCOME TAXES

         The provision (benefit) for income taxes consists of the following (in thousands):

                                                                   NINE MONTHS
                                            YEAR ENDED                ENDED                 YEAR ENDED
                                          MARCH 28, 1998         JANUARY 2, 1999          JANUARY 1, 2000
                                      -------------------------------------------------------------------
Current
    Federal                                       $3,753                 $ (419)               $ (493)
    State                                            588                    (74)                  (43)
                                                  ------                 -------               -------
                                                   4,341                   (493)                 (536)
Deferred
    Federal                                         (286)                   257                    --
    State                                            393                     45                    --
                                                  ------                 -------               -------
                                                     107                    302                    --
                                                  ------                 -------               -------
Provision (benefit) for
income taxes..........................            $4,448                 $ (191)               $ (536)
                                                  ======                 =======               ======


         The provision (benefit) for income taxes reconciles to the amounts computed by applying the Federal statutory rate to income (loss) before taxes as follows (dollars in thousands):

                                       YEAR ENDED               NINE MONTHS ENDED               YEAR ENDED
                                     MARCH 28, 1998              JANUARY 2, 1999              JANUARY 1, 2000
                                    --------------------------------------------------------------------------------
Computed statutory tax               34.00%        $3,135       (34.00)%       $ (531)       (34.00)%     $(1,604)
State income taxes, net of
  federal benefit...........          6.00%           552        (6.00)%          (94)        (3.00)%        (142)
Permanent differences from
  amortization of intangible
  assets                              5.70%           526        41.90%           654         20.20%          953
Increase in valuation
  allowance                              --            --            --            --          7.60%          357
Other                                 2.55%           235         6.80%           107             --           --
R&D credits                              --            --       (20.90)%         (327)        (2.10)%        (100)
                                  ---------     ---------       -------          -----        -------        ----
Provision (benefit) for
  income taxes                       48.25%        $4,448        12.20%        $ (191)        11.30%      $  (536)
                                     ======        ======        ======       =======         -------     ========

                              ELGAR HOLDINGS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows (in thousands):

                                                           NINE MONTHS ENDED             YEAR ENDED
                                                            JANUARY 2, 1999           JANUARY 1, 2000
                                                          ------------------------   --------------------
Current deferred taxes
    Section 163(j) interest carryforwards                           $   436                     $ 436
    Other reserves                                                      108                       115
    Accrued expenses                                                    252                       245
                                                                   --------                  --------
        Total current deferred taxes                                    796                       796
                                                                   --------                  --------
Noncurrent deferred taxes
    Depreciation and UNICAP                                             204                       238
    Inventory reserves                                                  355                       500
    Other                                                                94                       272
                                                                   --------                  --------
Valuation allowance                                                      --                      (357)
                                                                   --------                  --------
        Total noncurrent deferred taxes                                 653                       653
                                                                   --------                  --------
Total deferred tax assets                                            $1,449                    $1,449
                                                                   ========                  ========

         Management believes that realization of deferred tax assets is uncertain. Accordingly, a valuation allowance has been recorded in the accompanying consolidated financial statements.

10. COMMITMENTS AND CONTINGENCIES

   LITIGATION

         The Company is subject to various claims as a result of its ongoing business activities. Management believes that the outcome of any such claims will not have a material adverse effect on the Company's financial position or results of operations.

   LEASE COMMITMENTS

         The Company leases its facilities and certain equipment under non-cancelable operating leases that expire through 2004. The Company's primary facility lease expires in 2002 and contains an option to extend the lease for two additional five-year periods. Rent expense under operating leases amounted to $807, $965 and $1,299 for the fiscal year ended March 28, 1998, the nine month period ended January 2, 1999 and the fiscal year ended January 1, 2000, respectively.

         Minimum future lease payments as of January 1, 2000 under operating leases are as follows (in thousands):


    2000                        $1,470
    2001                         1,341
    2002                         1,028
    2003                            52
    2004                            26
                             ---------
        Total                   $3,917
                             =========

                              ELGAR HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   LEASE INCOME

         The Company sub-leases certain of its office space for approximately $7,300 per month. The Lease expires in July 2000. Future income expected under the sublease is $43,000.

11. INCENTIVE COMPENSATION ARRANGEMENTS (DOLLARS IN THOUSANDS)

         The Company instituted an employee bonus program on September 29, 1996 under which all non-management employees are paid bonuses based on the achievement of certain performance criteria, as defined in the bonus program. The Company incurred expenses of $480, $264 and $293 for the fiscal year ended March 28, 1998, the nine month period ended January 2, 1999 and the fiscal year ended January 1, 2000, respectively, under this compensation arrangement.

         The Company also has a management incentive program under which the management-level employees are paid incentives based on the achievement of certain performance criteria. The Company incurred expenses of $467, $0 and $409 for the fiscal year ended March 28, 1998, the nine month period ended January 2, 1999 and the fiscal year ended January 1, 2000, respectively, under this compensation arrangement.

         The Company also maintains a defined contribution 401(k) plan (the "Plan") for all of its employees. Those employees who participate in the Plan are entitled to make contributions of up to 15 percent of their compensation, limited by IRS statutory contribution limits. In addition to employee contributions, the Company also contributes to the Plan by matching 40 percent of employee contributions up to the first six percent of contributions. Amounts contributed to the Plan by the Company were $226, $215 and $251 for the fiscal year ended March 28, 1998, the nine month period ended January 2, 1999 and the fiscal year ended January 1, 2000, respectively.

         In connection with the Recapitalization (see Note 1), the Company entered into employment agreements with certain of its officers and executives that provide for stipulated annual salary payments. Termination of the agreements may occur by either party upon 30 days prior written notice or in the event of death or permanent disability. The agreements contain certain payment provisions in the event the employee is terminated due to permanent disability or in the event of death, conviction of a crime, or material breach or failure to perform obligations under the agreements.

12. RELATED PARTY TRANSACTION

         Pursuant to the terms of a Management Agreement entered into between the Company and an affiliate of its principal shareholder (the "Management Agreement"), the Company paid such affiliate a transaction fee in the amount of $1.0 million in connection with the Recapitalization and $425,000 in connection with the acquisition of Power Ten, and has also agreed to pay such affiliate an annual management fee of $500,000 that commenced accruing on February 3, 1998 and is payable in advance on a semi-annual basis thereafter. In September 1998, the Company and the affiliate amended the Management Agreement and concurrently entered into a Management Services Agreement with the affiliate, the combined effect of which was to further delineate the management services to be provided by the affiliate and to reduce the term of the Management Agreement from ten years to five years. Management fees expense under the Management Agreement, Management Services Agreement and previous management agreements was $318, $375 and $500 for the fiscal year ended March 28, 1998 and the nine month period ended January 2, 1999 and the fiscal year ended January 1, 2000, respectively.

                              ELGAR HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13. SUBSEQUENT EVENTS

         Effective March 10, 2000, Elgar and the Company entered into a Third Amendment to the Credit Agreement in anticipation of not complying with the EBITDA and fixed charge covenants for the quarter ending on or about March 31, 2000. In addition to receiving waivers for any covenant violations both before and after giving effect to the Third Amendment, the Third Amendment (i) resets the fixed charge coverage ratio for the quarter ending closest to March 31, 2000 and for following quarters and (ii) resets the minimum EBITDA levels for the quarter ending closest to December 31, 1999 and for following quarters.

                        VALUATION AND QUALIFYING ACCOUNTS

                              ELGAR HOLDINGS, INC.
                                 (IN THOUSANDS)



                                                                         ADDITIONS
                                                       BALANCE AT       CHARGED TO                           BALANCE AT
                                                      BEGINNING OF       COSTS AND           (a)               END OF
                   DESCRIPTION                           PERIOD          EXPENSES         DEDUCTIONS           PERIOD
---------------------------------------------------   ---------------  ----------------  -------------     --------------
Allowance for doubtful accounts (deducted from
   accounts receivable)                                    $171              $  3            $ (22)             $152
   Fiscal year ended January 1, 2000
   Nine Months Ended January 2, 1999                        197                22              (48)              171
   Fiscal year ended March 28, 1998                         189                15               (7)              197

-----------
(a)      Includes write-offs and reversals.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this Report to be signed on their behalf by the undersigned, thereunto duly authorized in the City of San Diego, State of California on the 28th day of March, 2000.


                                       ELGAR HOLDINGS, INC.
                                       ELGAR ELECTRONICS CORPORATION


                                       By: /s/ Kenneth R. Kilpatrick
                                          --------------------------------------
                                           Kenneth R. Kilpatrick
                                           President and Chief Executive Officer

                    SIGNATURE                                         TITLE                              DATE
                    ---------                                         -----                              ----

          /s/ Kenneth R. Kilpatrick
          ------------------------------------     Director, President and Chief Executive       March 28, 2000
              Kenneth R. Kilpatrick                Officer (Principal Executive Officer)

          /s/ Christopher W. Kelford
          ------------------------------------     Vice President--Finance, Chief Financial      March 28, 2000
              Christopher W. Kelford               Officer and Treasurer (Principal Financial
                                                   and Accounting Officer)

          /s/ John F. Lehman
          ------------------------------------     Director                                      March 28, 2000
              John F. Lehman

          /s/ Donald Glickman
          ------------------------------------     Director and Vice President                   March 28, 2000
              Donald Glickman

          /s/ George Sawyer
          ------------------------------------     Director                                      March 28, 2000
              George Sawyer

          /s/ Keith Oster
          ------------------------------------     Director and Secretary                        March 28, 2000
              Keith Oster

          ------------------------------------     Director                                      March   , 2000
              Oliver C. Boileau, Jr.

          ------------------------------------     Director                                      March   , 2000
              Thomas G. Pownall


                    SIGNATURE                                         TITLE                              DATE
                    ---------                                         -----                              ----


          ------------------------------------     Director                                      March   , 2000
                  William Paul

            /s/ Joseph A. Stroud
          ------------------------------------     Director                                      March 28, 2000
                Joseph A. Stroud


          ------------------------------------     Director                                      March   , 2000
                Bruce D. Gorchow

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Gatos, State of California on the 28th day of March, 2000.

                                    POWER TEN


                                    By: /s/ Kenneth R. Kilpatrick
                                       -------------------------------------
                                       Kenneth R. Kilpatrick
                                       President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


                   SIGNATURE                                        TITLE                              DATE
------------------------------------------------ -------------------------------------------- ----------------

         /s/ Kenneth R. Kilpatrick
------------------------------------------------ President and Chief Executive Officer,        March 28, 2000
             Kenneth R. Kilpatrick               Director (Principal Executive Officer)



        /s/ Christopher W. Kelford               Vice President--Finance, Chief                March 28, 2000
------------------------------------------------ Financial Officer and Treasurer
            Christopher W. Kelford               (Principal Financial and Accounting
                                                 Officer)


            /s/ Donald Glickman                  Director and Vice President                   March 28, 2000
------------------------------------------------
                Donald Glickman


              /s/ Keith Oster
------------------------------------------------ Director and Vice President                   March 28, 2000
                  Keith Oster