Form 10-Q
period 2000-04-01
ELGAR HOLDINGS INC
filed 2000-05-12
CIK 1061976

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-Q


(MARK ONE)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
                  For the quarterly period ended April 1, 2000

                                       OR

/ /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from _______ to ______

                       COMMISSION FILE NUMBER 1-333-55797

                                 ------------

                              ELGAR HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                        51-0373329
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                         Identification No.)

          9250 BROWN DEER ROAD
         SAN DIEGO, CALIFORNIA                                  92121-2294
(Address of Principal Executive Offices)                        (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (858) 450-0085

                               ----------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes X    No
   ---     ---

         As of May 11, 2000, the number of shares outstanding of the Registrant's Common Stock was 2,300,000.

                              ELGAR HOLDINGS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                                                     PAGE
PART I             FINANCIAL INFORMATION                                                                            NUMBER
Item 1             Consolidated Financial Statements

                       Consolidated Statements of Operations for the three months ended
                         April 3, 1999 (unaudited) and April 1, 2000 (unaudited)....................                  3

                       Consolidated Balance Sheets as of January 1, 2000 and April 1, 2000
                         (unaudited)................................................................                  4

                       Consolidated Statements of Cash Flows for the three months ended April 3,
                         1999 (unaudited) and April 1, 2000 (unaudited).............................                  5

                       Notes to Consolidated Financial Statements (unaudited).......................                  6

Item 2             Management's Discussion and Analysis of Financial Condition and
                     Results of Operations..........................................................                  9

Item 3             Quantitative and Qualitative Disclosures About Market Risks......................                 11

PART II            OTHER INFORMATION

Item 6                 Exhibits and Reports on Form 8-K.............................................                 13


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                      ELGAR HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED) (IN THOUSANDS)

                                                               FOR THE THREE MONTHS ENDED
                                                             ------------------------------
                                                             APRIL 3, 1999    APRIL 1, 2000
                                                             -------------    -------------
Net sales..............................................         $14,993           $14,230
Cost of sales..........................................           8,589             8,119
                                                                 ------            ------
    Gross profit.......................................           6,404             6,111
Selling, general and administrative expense............           2,644             2,489
Research and development and engineering expenses......           1,497             1,687
Amortization expense...................................             606               609
                                                                  -----             -----
    Operating income...................................           1,657             1,326
Interest expense, net..................................           2,689             2,619
                                                                  -----             -----
Loss before income tax benefit.........................          (1,032)           (1,293)
Income tax benefit.....................................             175                 -
                                                                  -----             -----
    Net loss...........................................          $ (857)         $ (1,293)
                                                                 =======         =========

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                     ELGAR HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                                    JANUARY 1, 2000       APRIL 1, 2000
                                                                                    ---------------       -------------
                                     ASSETS                                                                (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents.................................................              $ 4,479                  $ 4
  Accounts receivable, net of allowance for doubtful accounts of $152.......                7,253                8,873
  Inventories...............................................................                7,623                8,872
  Deferred income taxes ....................................................                  796                  796
  Prepaids and other........................................................                  984                1,150
                                                                                           ------               ------
      Total current assets..................................................               21,135               19,695
                                                                                           ------               ------
PROPERTY, PLANT AND EQUIPMENT, at cost, net of accumulated depreciation and
   amortization of $3,093 and $3,306, respectively..........................                2,343                2,571
INTANGIBLE ASSETS, net of accumulated amortization of $8,076 and $8,867,
   respectively.............................................................               34,414               33,623
DEFERRED INCOME TAXES, net of current portion..............................                   653                  653
                                                                                           ------              -------
                                                                                         $ 58,545             $ 56,542
                                                                                          =======               ======

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable..........................................................              $ 1,748              $ 2,955
  Accrued liabilities.......................................................                7,665                5,392
  Line of credit............................................................                    -                  500
  Current portion of long-term debt.........................................                1,250                2,125
                                                                                           ------               ------
      Total current liabilities.............................................               10,663               10,972
LONG-TERM DEBT, net of current portion......................................               98,750               97,875
                                                                                           ------               ------
         Total liabilities..................................................              109,413              108,847
                                                                                          -------              -------
SERIES A 10% CUMULATIVE REDEEMABLE PREFERRED STOCK,
   no par value, 20,000 shares authorized; 10,000 shares issued and
   outstanding..............................................................               10,707               11,055
                                                                                           ------               ------

STOCKHOLDERS' DEFICIT:
  Series B 6% Cumulative Convertible Preferred Stock, no par value,
     5,000 shares authorized, issued and outstanding........................                5,000                5,000
  Series C 6% Cumulative Convertible Preferred Stock, no par value,
     4,000 shares authorized, issued and outstanding........................                4,000                4,000
  Common Stock, $.01 par value, 5,000,000 shares authorized; 2,300,000 shares
     issued and outstanding.................................................                   23                   23
  Additional paid-in capital................................................              (68,558)             (68,558)
  Accumulated deficit.......................................................              ( 2,040)              (3,825)
                                                                                           -------               ------
                                                                                          (61,575)             (63,360)
                                                                                           -------              -------
                                                                                         $ 58,545             $ 56,542
                                                                                           ======               ======

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                      ELGAR HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED) (IN THOUSANDS)

                                                                                               FOR THE THREE MONTHS ENDED
                                                                                            --------------------------------
                                                                                            APRIL 3, 1999      APRIL 1, 2000
                                                                                            -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.............................................................................         $  (857)           $(1,293)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Amortization of intangibles......................................................             790                791
      Depreciation and amortization on property, plant and equipment...................             293                214
      Loss on sale of property, plant and equipment....................................              27                  1
      (Increases) decreases in assets:
         Accounts receivable...........................................................          (1,045)            (1,620)
         Inventories...................................................................             672             (1,249)
         Prepaids and other............................................................             373               (166)
      Increases (decreases) in liabilities:
         Accounts payable..............................................................          (1,102)             1,207
         Accrued liabilities...........................................................          (2,230)            (2,417)
                                                                                                  ------             ------
  Net cash used in operating activities................................................          (3,079)            (4,532)
                                                                                                  ------             ------
CASH USED IN INVESTING ACTIVITIES:
  Purchases of property, plant and equipment...........................................            (180)              (443)
                                                                                                    ----               ----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from preferred stock issuance...............................................           4,000                  -
  Proceeds from bank borrowings........................................................               -                500
  Repayments on debt...................................................................          (4,000)                 -
  Payments under capital leases........................................................              (5)                 -
                                                                                                   -----               ---
  Net cash provided by (used in) financing activities..................................              (5)               500
                                                                                                   -----               ---

NET DECREASE IN CASH AND CASH EQUIVALENTS..............................................          (3,264)            (4,475)
CASH AND CASH EQUIVALENTS, beginning of period.........................................           6,507              4,479
                                                                                                  -----              -----
CASH AND CASH EQUIVALENTS, end of period...............................................         $ 3,243            $     4
                                                                                                 ======               ====
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest...............................................................         $ 4,736            $ 4,665
  Cash paid for (received from) income taxes...........................................            (596)                11

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Series A preferred stock dividend-in-kind............................................         $   275            $   306
  Series B and Series C preferred stock dividend accrual...............................              82                144
  Accretion of discount on Series A preferred stock....................................              42                 42

THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                              ELGAR HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1. COMPANY OPERATIONS

         Elgar Holdings, Inc., a Delaware corporation (the "Company"), manufactures and sells programmable power and high power supply units through its direct and indirect wholly owned subsidiaries, Elgar Electronics Corporation ("Elgar") and Power Ten, to commercial and defense entities as well as to governmental agencies. The Company's primary sales are within the United States and Europe.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION/BASIS OF PRESENTATION

         The accompanying consolidated financial statements as of and for the three months ended April 1, 2000 include the accounts of the Company, its wholly owned subsidiary, Elgar, and Elgar's wholly owned subsidiary, Power Ten. All significant intercompany accounts and transactions have been eliminated. These financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q. The Company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended January 1, 2000. These financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial condition, results of operations and cash flows for such periods.

   INTERIM ACCOUNTING PERIODS

         The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending the Saturday closest to December 31. Interim periods include 13 or 14 weeks ending the last Saturday closest to the end of the quarter. Results of operations for the three months ended April 1, 2000 are not necessarily indicative of the results to be expected for the Company's fiscal year ending December 30, 2000.

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

                              ELGAR HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

   INVENTORIES

         Inventories, which include materials, direct labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and are comprised of the following (in thousands):

                                                JANUARY 1, 2000       APRIL 1, 2000
                                                ---------------       -------------
Raw materials...............................          $3,789                $4,096
Work-in-process.............................           2,482                 3,248
Finished goods..............................           1,352                 1,528
                                                      ------                ------
     Total..................................          $7,623                $8,872
                                                      ======                ======

   RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and for Hedging Activities." SFAS No. 133 requires that all derivatives be recorded on the balance sheet as an asset or liability measured at its fair value with changes in fair value recognized currently in earnings unless hedge accounting criteria are met. In June 1999, the FASB issued SFAS No. 137 which deferred the implementation of SFAS No.
133. The Company must implement these provisions for all fiscal quarters beginning after June 15, 2000. The Company has not yet determined what impact, if any, the adoption of SFAS No. 133 will have on its consolidated financial statements, results of operations or related disclosures thereto.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). This bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied to revenue recognition. The Company believes that its accounting policies conform to the provisions of SAB 101.

3. CONCENTRATIONS OF CREDIT RISK

         In the quarter ended April 1, 2000, sales to one customer accounted for approximately 11% of the Company's net sales. In the quarter ended April 3, 1999, sales to two customers accounted for approximately 25% and 20% of the Company's net sales. No other customers individually represented more than 10% of net sales in the three months ended April 3, 1999 and April 1, 2000. The Company performs ongoing credit evaluation of its customers' financial condition. The Company maintains reserves for potential credit losses.

4. CREDIT FACILITY AND CAPITAL CALL AGREEMENT

         On March 10, 2000, in anticipation of Elgar's noncompliance with the EBITDA and fixed charge covenants for the quarter ended April 1, 2000 contained in Elgar's credit facility, Elgar, the Company and the banks under the credit facility entered into a third amendment to the credit agreement governing the facility. In addition to receiving waivers for any covenant violations both before and after giving effect to the third amendment, the third amendment (i) resets the fixed charge coverage ratio for the quarter ended April 1, 2000 and for following quarters of fiscal 2000 and (ii) resets the minimum EBITDA levels for the

                              ELGAR HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

quarter ended January 1, 2000 and for the following quarters. Elgar was in compliance with the covenants contained in the amended credit agreement as of April 1, 2000.

         The Company, Elgar and the Company's majority shareholder are parties to a capital call agreement with Bankers Trust Company, as agent (the "Capital Call Agreement"). Pursuant to the terms of this agreement, as amended, the majority shareholder agreed to contribute up to $5.0 million of capital to the Company upon the occurrence of certain events, including the Company's failure to comply with certain financial covenants contained in the Capital Call Agreement. The Company was in compliance with the these covenants for the quarter ended April 1, 2000.

5. CONVERTIBLE PREFERRED STOCK

         In connection with the acquisition of Power Ten, the Company issued 5,000 shares of Series B 6% Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") for cash proceeds of $5.0 million. This offering, which was made in compliance with the subscription rights contained in the Company's Shareholders Agreement, was completed on May 29, 1998.

         In connection with entering into the first amendment to the credit agreement, the Company's majority shareholder made a $4.0 million capital contribution to the Company. In order to effectuate the contribution, the Company issued 4,000 shares of Series C 6% Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") for cash proceeds of $4.0 million. This offering, which was made in compliance with the subscription rights contained in the Company's Shareholders Agreement, was completed on March 30, 1999.

         Dividends are payable to the holders of the Series B Preferred Stock and Series C Preferred Stock at the annual rate per share of 6% times the sum of
(x) $1,000 and (y) accrued but unpaid dividends. For the series B Preferred Stock, dividends are payable semi-annually on April 30 and October 31. For the Series C Preferred Stock, dividends are payable semi-annually on March 31 and September 30. These dividends are payable when and if declared by the Board of Directors out of funds legally available therefor. During the three months ended April 1, 2000, the Company accrued $81,756 of dividends on the Series B Preferred Stock and $61,872 of dividends on the Series C Preferred Stock.

6. INTEREST RATE SWAP

         On June 22, 1998, the Company entered into an interest rate swap agreement with a bank with a notional amount of $7.5 million. Under the swap agreement, the Company is required to make a payment based on a fixed rate of 5.83% on each March 24, June 24, September 24 and December 24. This swap agreement continues for the life of the related term loan agreement, with the notional amounts of the swap decreasing as principal decreases on the related loan agreement, terminating on June 25, 2001. The Company receives a floating rate based on three-month LIBOR on the same dates as described above. In connection with the swap agreement, the Company has included settlement expenses (income) of $10,875 and $(7,000), respectively, in interest expense, net, in its consolidated statements of operations for the three months ended April 3, 1999 and April 1, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto of the Company included elsewhere herein.

         This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by, and information currently available to management. The words "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company, with respect to future events and are subject to certain risks, uncertainties and assumptions, that could cause actual results to differ materially from those expressed in any forward-looking statement, including, without limitation: competition from other manufacturers in the Company's industry, loss of key employees and/or general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

RESULTS OF OPERATIONS

         The following table sets forth certain income statement information for the Company as a percentage of net sales for the three months ended April 3, 1999 and April 1, 2000:

                                                                       THREE MONTHS ENDED
                                                                 -------------------------------
                                                                 APRIL 3, 1999     APRIL 1, 2000
                                                                 -------------     -------------
Net sales.................................................           100.0%           100.0%
Cost of sales.............................................            57.3             57.1
                                                                     -----            -----
    Gross profit..........................................            42.7             42.9
Selling, general and administrative expense...............            17.6             17.5
Research and development and engineering expenses.........            10.0             11.8
Amortization expense......................................             4.0              4.3
                                                                      -----            -----
    Operating income......................................            11.1%             9.3%
                                                                      =====             ====

         NET SALES. Net sales for the quarter ended April 1, 2000 were $14.2 million, a decrease of $0.8 million, or 5.3%, from net sales of $15.0 million for the quarter ended April 3, 1999. This decrease was mainly due to a decrease in sales of both Space Systems products and of products related to the CASS Program for the U.S. Navy, partially offset by an increase in sales of programmable DC power products, including sales of Sorensen and Power Ten products and sales to Racal. In May 1998, Racal notified the Company that a leading semiconductor manufacturer had decided to cease orders for the Racal product utilizing Elgar's AT 8000 DC power supplies until the next generation technology was available. In November 1999, the Company started to ship power supplies containing this next generation technology to Racal, resulting in sales of $1.5 million to Racal in the quarter ended April 1, 2000 compared to zero in the quarter ended April 3, 1999.

         GROSS PROFIT. Gross profit for the quarter ended April 1, 2000 was $6.1 million, a decrease of $0.3 million, or 4.7%, from gross profit of $6.4 million for the quarter ended April 3, 1999. As a percentage of net sales, gross profit remained relatively consistent, increasing from 42.7% for the quarter ended April 3, 1999 to 42.9% for the quarter ended April 1, 2000.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses were $2.5 million for the quarter ended April 1, 2000, a slight decrease of $0.1 million, or 3.8%, from SG&A expenses of $2.6 million for the quarter ended April 3, 1999. SG&A expenses decreased slightly as a percentage of net sales from 17.6% for the quarter ended April 3, 1999 to 17.5% for the quarter ended April 1, 2000. The decrease in SG&A expense was primarily due to lower compensation expense in the quarter ended April 1, 2000 compared to the quarter ended April 3, 1999.

         RESEARCH AND DEVELOPMENT AND ENGINEERING EXPENSES. Research and development and engineering expenses were $1.7 million for the quarter ended April 1, 2000, an increase of $0.2 million, or 13.3%, from research and development and engineering expenses of $1.5 million for the quarter ended April 3, 1999. As a percentage of net sales, research and development and engineering expense increased from 10.0% for the quarter ended April 3, 1999 to 11.8% for the quarter ended April 1, 2000. The increase in both dollars and as a percentage of net sales was due to higher compensation and headcount for the quarter ended April 1, 2000 as compared to the quarter ended April 3, 1999.

         AMORTIZATION EXPENSE. Amortization expense was $0.6 million for each of the quarters ended April 1, 2000 and April 3, 1999.

         OPERATING INCOME. Operating income was $1.3 million for the quarter ended April 1, 2000, a decrease of $0.4 million, or 23.5%, from operating income of $1.7 million for the quarter ended April 3, 1999. Operating income decreased as a percentage of net sales from 11.1% for the quarter ended April 3, 1999 to 9.3% for the quarter ended April 1, 2000, due to the factors discussed above.

         INCOME TAXES. Income taxes for the three months ended April 3, 1999 contained a tax benefit of $0.2 million, compared to zero for the three months ended April 1, 2000. For the quarter ended April 3, 1999, the Company had generated losses that resulted in carryback benefits that were reflected in income. Losses generated in the quarter ended April 1, 2000 do not have a carryback benefit and thus have not been recognized in income.

LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOW. The Company's principal uses of cash are to finance working capital, debt service and capital expenditures. Historically, the Company has funded its activities principally from working capital, a revolving line of credit and, recently, the sale of convertible preferred stock to its stockholders.

         SOURCES OF CAPITAL. The Company anticipates that its principal uses of cash will be working capital requirements, debt service requirements and capital expenditures.

         Based upon current and anticipated levels of operations, management believes that its cash flow from operations, together with amounts available under the Company's credit facility, will be adequate to meet its anticipated requirements for the foreseeable future for working capital, interest payments, payments under the Company's term credit facility and capital expenditures. Management believes, but can give no assurance, that Elgar will be in compliance with the financial covenants contained in its credit agreement during 2000.

         CAPITAL REQUIREMENTS. The Company's capital expenditures were $443,000 in the three months ended April 1, 2000 and $180,000 in the three months ended April 3, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         We have only limited involvement in derivative financial instruments. We do not hold or issue derivative financial instruments for trading purposes. As of April 1, 2000, $10,000,000 of outstanding borrowings under our credit facility are at variable interest rates and we are thus subject to market risk resulting from interest rate fluctuations. We enter into interest rate swaps in part to alter interest rate exposures. Interest rate swaps allow us to raise long-term borrowings at floating rates and effectively swap them into fixed rates that are lower than those available to us if fixed-rate borrowings were made directly. Under interest rate swaps, we agree with another party to exchange, at specified intervals, the difference between fixed-rate and floating-rate amounts calculated by reference to an agreed notional principal amount. As of April 1, 2000, all but $2,500,000 of our long-term bank debt was covered by this swap arrangement. Thus, our exposure with respect to upward movements in interest rates is this portion of our bank debt.

         In addition, we are exposed to market risks related to fluctuations in interest rates on our $90,000,000 of senior notes outstanding at April 1, 2000. For fixed rate debt such as the senior notes, changes in interest rates generally affect the fair value of the debt instrument. We do not have an obligation to repay the senior notes prior to maturity in February 2008 and, as a result, interest-rate risk and changes in fair value should not have a significant impact on us.

         The tables below provide information as of April 1, 2000 about our derivative instruments and other financial instruments that are sensitive to changes in interest rates.

LONG TERM BANK DEBT (VARIABLE RATE)
-----------------------------------
Principal amount                           $10,000,000(1)
Variable interest rate                     9.0625%(2)
Maturity-loan                              February 3, 2003
Remaining principal payments:
          2000                                  $2,125,000
          2001                                  $3,875,000
          2002                                  $4,000,000
-----------
(1) $7,500,000 of this amount is covered by the interest-rate swap arrangement described below.
(2) Renewals are based on the Eurodollar Rate plus 2.75%.

REVOLVING BANK DEBT  (VARIABLE RATE)
------------------------------------
Line of credit limit                            $5,000,000
Principal amount outstanding                      $500,000
Variable interest rate                            10.75%(1)
Loan expiration                            February 3, 2003
-----------
(1) Renewals are based on the Eurodollar Rate plus 2.75%.

INTEREST RATE SWAP ARRANGEMENT (FIXED RATE)
-------------------------------------------

Parties                                    The Company (fixed rate payor) and Bankers Trust Company
                                           (floating rate payor)
Notional amount                            $7,500,000
Fixed interest rate                        5.83% (1)
Floating interest rate                     6.24625% for the current period (2)
Swap interest/(credit)                     ($7,000) (3)
Commencement date                          June 24, 1998
Maturity date                              June 25, 2001

-----------
(1) As the fixed interest rate payor, the Company is required to pay a fixed rate of 5.83% per annum on the $7,500,000 notional amount, payable quarterly on each March 24, June 24, September 24 and December 24.
(2) As the floating rate payor, Bankers Trust Company is required to pay a floating rate of interest on the $7,500,000 notional amount, based on the three-month London Interbank Offering Rate (LIBOR), payable quarterly on each March 24, June 24, September 24 and December 24.
(3) In connection with the swap agreement, the Company recorded $7,000 as a credit to interest expense for the three months ended April 1, 2000.


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

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

              (a)   EXHIBITS.

              EXHIBIT NO.        DESCRIPTION
                  27             Financial Data Schedule


              (b) No current reports on Form 8-K were filed during the quarter ended April 1, 2000.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ELGAR HOLDINGS, INC.


Dated:  May 11, 2000            By: /s/ Christopher W. Kelford
                                    ------------------------------------------
                                    Christopher W. Kelford
                                    Vice President-Finance, Chief Financial
                                    Officer, Treasurer and Assistant Secretary