Form 10-Q
period 2000-07-01
ELGAR HOLDINGS INC
filed 2000-08-14
CIK 1061976

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(MARK ONE)
/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
                   For the quarterly period ended July 1, 2000

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                       COMMISSION FILE NUMBER 1-333-55797

                                   ----------

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

                                   ----------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of August 11, 2000, the number of shares outstanding of the Registrant's Common Stock was 4,600,000.

================================================================================

                              ELGAR HOLDINGS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                                             PAGE
                                                                                                            NUMBER
                                                                                                            ------
PART I             FINANCIAL INFORMATION

Item 1             Consolidated Financial Statements

                       Consolidated Statements of Operations for the three and six months ended July
                         3, 1999 (unaudited) and July 1, 2000 (unaudited)...........................          3

                       Consolidated Balance Sheets as of January 1, 2000 and July 1, 2000
                         (unaudited)................................................................          4


                       Consolidated Statements of Cash Flows for the six months ended July 3, 1999
                         (unaudited) and July 1, 2000 (unaudited)...................................          5

                       Notes to Consolidated Financial Statements (unaudited).......................          6

Item 2             Management's Discussion and Analysis of Financial Condition and
                     Results of Operations..........................................................          10

Item 3             Quantitative and Qualitative Disclosures About Market Risks......................          12

PART II            OTHER INFORMATION

Item 6             Exhibits and Reports on Form 8-K.................................................          15


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                      ELGAR HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED) (IN THOUSANDS)


                                                          FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                         ---------------------------   ---------------------------
                                                         JULY 3, 1999   JULY 1, 2000   JULY 3, 1999    JULY 1, 2000
                                                         ------------   ------------   ------------   ------------
Net sales .............................................  $     13,237   $     15,937   $     28,230   $     30,167
Cost of sales .........................................         7,604          9,009         16,193         17,128
                                                         ------------   ------------   ------------   ------------
    Gross profit ......................................         5,633          6,928         12,037         13,039
Selling, general and administrative expense ...........         2,643          2,951          5,287          5,440
Research and development and engineering expense ......
                                                                1,523          1,727          3,020          3,414
Amortization expense ..................................           608            609          1,214          1,218
                                                         ------------   ------------   ------------   ------------
    Operating income ..................................           859          1,641          2,516          2,967
Interest expense, net .................................         2,598          2,630          5,287          5,249
                                                         ------------   ------------   ------------   ------------
Loss before income tax benefit ........................        (1,739)          (989)        (2,771)        (2,282)
Income tax benefit ....................................          (450)           (21)          (625)           (21)
                                                         ------------   ------------   ------------   ------------
    Net loss ..........................................  $     (1,289)  $       (968)  $     (2,146)  $     (2,261)
                                                         ============   ============   ============   ============


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART
                         OF THESE FINANCIAL STATEMENTS

                      ELGAR HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                      JANUARY 1, 2000  JULY 1, 2000
                                                                      ---------------  ------------
                                                                                        (UNAUDITED)
                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..........................................  $      4,479   $      1,397
  Accounts receivable, net of allowance for doubtful accounts
     of $152 and $153, respectively ..................................         7,253          7,981
  Inventories ........................................................         7,623          9,960
  Deferred income taxes ..............................................           796            796
  Prepaids and other .................................................           984          1,046
                                                                        ------------   ------------
      Total current assets ...........................................        21,135         21,180
                                                                        ------------   ------------
PROPERTY, PLANT AND EQUIPMENT, at cost, net of accumulated
   depreciation and amortization of $3,093 and $3,479, respectively ..         2,343          2,729
INTANGIBLE ASSETS, net of accumulated amortization of
   $8,076 and $9,659, respectively ...................................        34,414         32,831
DEFERRED INCOME TAXES, net of current portion ........................           653            653
                                                                        ------------   ------------
                                                                        $     58,545   $     57,393
                                                                        ============   ============
                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable ...................................................  $      1,748   $      2,861
  Accrued expenses ...................................................         7,665          7,951
  Current portion of long-term debt ..................................         1,250          3,000
                                                                        ------------   ------------
      Total current liabilities ......................................        10,663         13,812
LONG-TERM DEBT, net of current portion ...............................        98,750         97,000
                                                                        ------------   ------------
         Total liabilities ...........................................       109,413        110,812
                                                                        ------------   ------------
SERIES A 10% CUMULATIVE REDEEMABLE PREFERRED STOCK,
   no par value, 20,000 shares authorized; 10,000 shares issued
   and outstanding ...................................................        10,707         11,407
                                                                        ------------   ------------

STOCKHOLDERS' DEFICIT:
  Series B 6% Cumulative Convertible Preferred Stock, no par value,
     5,000 shares authorized, issued and outstanding .................         5,000          5,000
  Series C 6% Cumulative Convertible Preferred Stock, no par value,
     4,000 shares authorized, issued and outstanding .................         4,000          4,000
  Common Stock, $.01 par value, 15,000,000 shares authorized;
     4,600,000 shares issued and outstanding .........................            46             46
  Additional paid-in capital .........................................       (68,581)       (68,581)
  Accumulated deficit ................................................        (2,040)        (5,291)
                                                                        ------------   ------------
                                                                             (61,575)       (64,826)
                                                                        ------------   ------------
                                                                        $     58,545   $     57,393
                                                                        ============   ============


THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN INTEGRAL PART
                         OF THESE FINANCIAL STATEMENTS

                      ELGAR HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED) (IN THOUSANDS)


                                                                                   FOR THE SIX MONTHS ENDED
                                                                                  ---------------------------
                                                                                  JULY 3, 1999   JULY 1, 2000
                                                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .....................................................................  $     (2,146)  $     (2,261)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Amortization of intangibles ..............................................         1,582          1,583
      Depreciation and amortization on property, plant and equipment ...........           476            428
      Loss on sale of property, plant and equipment ............................            25              2
      (Increases) decreases in assets:
         Accounts receivable ...................................................          (915)          (728)
         Inventories ...........................................................           639         (2,337)
         Prepaids and other ....................................................           334            (62)
      Increases (decreases) in liabilities:
         Accounts payable ......................................................          (875)         1,113
         Accrued liabilities ...................................................           427             (4)
                                                                                  ------------   ------------
  Net cash used in operating activities ........................................          (453)        (2,266)
                                                                                  ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment ...................................          (348)          (816)
                                                                                  ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from preferred stock issuance .......................................         4,000           --
  Repayments on debt ...........................................................        (4,000)          --
  Payments under capital leases ................................................            (5)          --
                                                                                  ------------   ------------
  Net cash used in financing activities ........................................            (5)          --
                                                                                  ------------   ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS ......................................          (806)        (3,082)
CASH AND CASH EQUIVALENTS, beginning of period .................................         6,507          4,479
                                                                                  ------------   ------------
CASH AND CASH EQUIVALENTS, end of period .......................................  $      5,701   $      1,397
                                                                                  ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest .......................................................  $      4,948   $      4,888
  Cash received from income taxes ..............................................          (589)           (43)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Series A preferred stock dividend-in-kind ....................................  $        553   $        616
  Series B and Series C preferred stock dividend accrual .......................           220            290
  Accretion of discount on Series A preferred stock ............................            83             84


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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION/BASIS OF PRESENTATION

         The accompanying consolidated financial statements as of and for the three and six months ended July 1, 2000 include the accounts of the Company, its wholly owned subsidiary, Elgar, and Elgar's wholly owned subsidiary, Power Ten. All significant intercompany accounts and transactions have been eliminated. These financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q. The Company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended January 1, 2000. These financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial condition, results of operations and cash flows for such periods.

   INTERIM ACCOUNTING PERIODS

         The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending the Saturday closest to December 31. Interim periods include 13 or 14 weeks ending the last Saturday closest to the end of the quarter. Results of operations for the three and six months ended July 1, 2000 are not necessarily indicative of the results to be expected for the Company's fiscal year ending December 30, 2000.

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

   INVENTORIES

         Inventories, which include materials, direct labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and are comprised of the following (in thousands):


                                       JANUARY 1, 2000   JULY 1, 2000
                                       ---------------  ---------------
            Raw materials ...........           $3,789           $4,622
            Work-in-process .........            2,482            3,749
            Finished goods ..........            1,352            1,589
                                       ---------------  ---------------
                 Total ..............           $7,623           $9,960
                                       ===============  ===============

   RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and for Hedging Activities." SFAS No. 133 requires that all derivatives be recorded on the balance sheet as an asset or liability measured at its fair value with changes in fair value recognized currently in earnings unless hedge accounting criteria are met. In June 1999, the FASB issued SFAS No. 137 which deferred the implementation of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133, as further amended in June 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The Company has not yet determined what impact, if any, the adoption of SFAS No. 133, as amended by SFAS No. 138, will have on its consolidated financial statements, results of operations or related disclosures thereto.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). This bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied to revenue recognition. In June 2000, the SEC issued SAB 101B which deferred the implementation of SAB 101 to the fourth quarter for fiscal years beginning after December 15, 1999. The Company believes that its accounting policies conform to the current provisions of SAB 101.

         In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus on EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 requires that all amounts billed to a customer in a sales transaction related to shipping and handling, if any, represent revenue to the vendor and should be classified as revenue. There has been no consensus at this time on the treatment for the related costs. This EITF will be effective in the fourth quarter of fiscal years beginning after December 15, 1999. The Company has not yet determined what impact, if any, the adoption of EITF 00-10 will have on its consolidated financial statements, results of operations or related disclosures thereto.

3. CONCENTRATIONS OF CREDIT RISK

         In the quarter ended July 1, 2000, sales to one customer accounted for approximately 13% of the Company's net sales. In the quarter ended July 3, 1999, sales to one customer accounted for approximately 19% of the Company's net sales. In the six months ended July 1, 2000, sales to one customer accounted for approximately 11% of the Company's net sales. In the six months ended July 3,

1999, sales to two customers accounted for approximately 19% and 16% of the Company's net sales. No other customers individually represented more than 10% of net sales in the three months ended July 3, 1999 and July 1, 2000 or the six months ended July 3, 1999 and July 1, 2000. The Company performs ongoing credit evaluation of its customers' financial condition. The Company maintains reserves for potential credit losses.

4. CREDIT FACILITY AND CAPITAL CALL AGREEMENT

         On March 10, 2000, in anticipation of Elgar's noncompliance with the EBITDA and fixed charge covenants for the quarter ended April 1, 2000 contained in Elgar's credit facility, Elgar, the Company and the banks under the credit facility entered into a third amendment to the credit agreement governing the facility. In addition to receiving waivers for any covenant violations both before and after giving effect to the third amendment, the third amendment (i) resets the fixed charge coverage ratio for the quarter ended April 1, 2000 and for following quarters of fiscal 2000 and (ii) resets the minimum EBITDA levels for the quarter ended January 1, 2000 and for the following quarters of fiscal 2000. Elgar was in compliance with the covenants contained in the amended credit agreement as of July 1, 2000.

         The Company, Elgar and the Company's majority shareholder are parties to a capital call agreement with Bankers Trust Company, as agent (the "Capital Call Agreement"). Pursuant to the terms of this agreement, as amended, the majority shareholder agreed to contribute up to $5.0 million of capital to the Company upon the occurrence of certain events, including the Company's failure to comply with certain financial covenants contained in the Capital Call Agreement. The Company was in compliance with the these covenants for the quarter ended July 1, 2000.

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

         Dividends are payable to the holders of the Series B Preferred Stock and Series C Preferred Stock at the annual rate per share of 6% times the sum of (x) $1,000 and (y) accrued but unpaid dividends. For the series B Preferred Stock, dividends are payable semi-annually on April 30 and October
31. For the Series C Preferred Stock, dividends are payable semi-annually on March 31 and September 30. These dividends are payable when and if declared by the Board of Directors out of funds legally available therefor. During the three months ended July 1, 2000, the Company accrued $83,392 of dividends on the Series B Preferred Stock and $63,729 of dividends on the Series C Preferred Stock.

6. INTEREST RATE SWAP

         On June 22, 1998, the Company entered into an interest rate swap agreement with a bank with a notional amount of $7.5 million. Under the swap agreement, the Company is required to make a payment based on a fixed rate of 5.83% on each March 24, June 24, September 24 and December 24. This swap agreement continues for the life of the related term loan agreement, with the notional amounts of the swap decreasing as principal decreases on the related loan agreement, terminating on June 25, 2001. The Company receives a floating rate based on three-month LIBOR on the same dates as described above. In connection with the swap agreement, the Company has included settlement income of $8,000 and $15,000, respectively, in interest expense, net, in its consolidated statements of operations for the three and six months ended July 1, 2000.

7.   SUBSEQUENT EVENT

         In July 2000, the Board of Directors and the shareholders approved (i) a two-for-one stock split of the Company's common stock, (ii) an increase in the number of authorized shares of common stock from 5,000,000 to 15,000,000 and
(iii) an amendment to the Company's stock option plan to increase the number of shares of common stock reserved under the plan from 489,763 to 582,041, on a pre-split basis (after the two-for-one stock split, the number of shares reserved under the plan is 1,164,082). The stock split has been retroactively presented in the accompanying balance sheets.

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

RESULTS OF OPERATIONS

         The following table sets forth certain income statement information for the Company as a percentage of net sales for the three months ended July 3, 1999 and July 1, 2000:


                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                  ---------------------------------------------------------
                                                  JULY 3, 1999  JULY 1, 2000     JULY 3, 1999  JULY 1, 2000
                                                  ------------  ------------     ------------  ------------
Net sales ......................................     100.0%       100.0%             100.0%        100.0%
Cost of sales ..................................      57.4         56.5               57.4          56.8
                                                    ------       ------             ------        ------
    Gross profit ...............................      42.6         43.5               42.6          43.2
Selling, general and administrative
   expenses ....................................      20.0         18.5               18.7          18.0
Research and development and engineering
   expenses ....................................      11.5         10.9               10.7          11.3
Amortization expense ...........................       4.6          3.8                4.3           4.1
                                                    ------       ------             ------        ------
    Operating income ...........................       6.5%        10.3%               8.9%          9.8%
                                                    ======       ======             ======        ======


         NET SALES. Net sales for the quarter ended July 1, 2000 were $15.9 million, an increase of $2.7 million, or 20.5%, from net sales of $13.2 million for the quarter ended July 3, 1999. This increase was mainly due to an increase in sales of programmable DC power products, including sales of Sorensen and Power Ten products and sales to Racal.

         GROSS PROFIT. Gross profit for the quarter ended July 1, 2000 was $6.9 million, an increase of $1.3 million, or 23.2%, from gross profit of $5.6 million for the quarter ended July 3, 1999. As a percentage of net sales, gross profit increased from 42.6% for the quarter ended July 3, 1999 to 43.5% for the quarter ended July 1, 2000 as a result of increased sales volume.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses were $3.0 million for the quarter ended July 1, 2000, an increase of $0.4 million, or 15.4%, from SG&A expenses of $2.6 million for the quarter ended July 3, 1999. SG&A expenses decreased slightly as a percentage of net sales from 20.0% for the quarter ended July 3, 1999 to 18.5% for the quarter ended July 1, 2000. The increase in SG&A dollars was primarily due to higher commissions, increased compensation and higher expenses for customer demonstration equipment in the quarter ended July 1, 2000 compared to the quarter ended July 3, 1999.

         RESEARCH AND DEVELOPMENT AND ENGINEERING EXPENSES. Research and development and engineering expenses were $1.7 million for the quarter ended July 1, 2000, an increase of $0.2 million, or 13.3%, from research and development and engineering expenses of $1.5 million for the quarter ended July 3, 1999. As a percentage of net sales, research and development and engineering expense decreased from 11.5% for the quarter ended July 3, 1999 to 10.9% for the quarter ended July 1, 2000. The increase in dollars was due to higher compensation and headcount for the quarter ended July 1, 2000 as compared to the quarter ended July 3, 1999.

         AMORTIZATION EXPENSE. Amortization expense was $0.6 million for each of the quarters ended July 1, 2000 and July 3, 1999.

         OPERATING INCOME. Operating income was $1.6 million for the quarter ended July 1, 2000, an increase of $0.7 million, or 77.8%, from operating income of $0.9 million for the quarter ended July 3, 1999. Operating income increased as a percentage of net sales from 6.5% for the quarter ended July 3, 1999 to 10.3% for the quarter ended July 1, 2000, due to the factors discussed above.

         INCOME TAXES. Income taxes for the three months ended July 3, 1999 contained a tax benefit of $0.5 million, compared to a tax benefit of approximately $21,000 for the three months ended July 1, 2000. For the quarter ended July 3, 1999, the Company had generated losses that resulted in carryback benefits that were reflected in income. Losses generated in the quarter ended July 1, 2000 do not have a carryback benefit and thus the benefit has not been recognized in income as its realization is uncertain.

COMPARISON OF THE SIX MONTHS ENDED JULY 1, 2000 TO THE SIX MONTHS ENDED JULY 3, 1999.

         NET SALES. Net sales for the six months ended July 1, 2000 were $30.2 million, an increase of $2.0 million, or 7.1%, from net sales of $28.2 million for the six months ended July 3, 1999. This increase was mainly due to an increase in sales of programmable DC power products, including sales of Sorensen and Power Ten products and sales to Racal, partially offset by a decrease in sales of Space Systems and CASS program products.

         GROSS PROFIT. Gross profit for the six months ended July 1, 2000 was $13.0 million, an increase of $1.0 million, or 8.3%, from gross profit of $12.0 million for the six months ended July 3, 1999. As a percentage of net sales, gross profit increased from 42.6% for the six months ended July 3, 1999 to 43.2% for the six months ended July 1, 2000 as a result of increased sales volume.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $5.4 million for the six months ended July 1, 2000, an increase of $0.1 million, or 1.9%, from SG&A expenses of $5.3 million for the six months ended July 3, 1999. SG&A expenses decreased as a percentage of net sales from 18.7% for the six months ended July 3, 1999 to 18.0% for the six months ended July 1, 2000. The increase in SG&A dollars was primarily due to higher compensation and higher sales and marketing expenses at Power Ten in the six months ended July 1, 2000 compared to the six months ended July 3, 1999.

         RESEARCH AND DEVELOPMENT AND ENGINEERING EXPENSES. Research and development and engineering expenses were $3.4 million for the six months ended July 1, 2000, an increase of $0.4 million, or 13.3%, from research and development and engineering expenses of $3.0 million for the six months ended July 3, 1999. As a percentage of net sales, research and development and engineering expense increased from 10.7% for the six months ended July 3, 1999 to 11.3% for the six months ended July 1, 2000. The increase in both dollars and as a percentage of net sales was due to higher compensation and headcount for the six months ended July 1, 2000 as compared to the six months ended July 3, 1999

         AMORTIZATION EXPENSE. Amortization expense was $1.2 million for each of the six months ended July 1, 2000 and July 3, 1999.

         OPERATING INCOME. Operating income was $3.0 million for the six months ended July 1, 2000, an increase of $0.5 million, or 20.0%, from operating income of $2.5 million for the six months ended July 3, 1999. Operating income increased as a percentage of net sales from 8.9% for the six months ended July 3, 1999 to 9.8% for the six months ended July 1, 2000, due to the factors discussed above.

         INCOME TAXES. Income taxes for the six months ended July 3, 1999 contained a tax benefit of $0.6 million, compared to approximately $21,000 for the six months ended July 1, 2000. For the six months ended July 3, 1999, the Company had generated losses that resulted in carryback benefits that were reflected in income. Losses generated in the six months ended July 1, 2000 do not have a carryback benefit and thus have not been recognized in income as its realization is uncertain.

LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOW. The Company's principal uses of cash are to finance working capital, debt service and capital expenditures. Historically, the Company has funded its activities principally from working capital, a revolving line of credit and the sale of convertible preferred stock to its stockholders.

         SOURCES OF CAPITAL. The Company anticipates that its principal uses of cash will be working capital requirements, debt service requirements and capital expenditures. The Company anticipates that its principal sources of cash will be cash flow from operations together with amounts available under the Company's line of credit with Bankers Trust Company, which provides for borrowings of up to $5,000,000.

         Based upon current and anticipated levels of operations, management believes that its cash flow from operations, together with amounts available under the Company's credit facility, will be adequate to meet its anticipated requirements for the foreseeable future for working capital, debt service requirements and capital expenditures. Management believes, but can give no assurance, that Elgar will be in compliance with the financial covenants contained in its credit agreement during fiscal 2000.

         CAPITAL EXPENDITURES. The Company's capital expenditures were $816,000 in the six months ended July 1, 2000 and $348,000 in the three months ended July 3, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         We have only limited involvement in derivative financial instruments. We do not hold or issue derivative financial instruments for trading purposes. As of July 1, 2000, $10,000,000 of outstanding borrowings under our credit facility are at variable interest rates and we are thus subject to market risk resulting from interest rate fluctuations. We enter into interest rate swaps in part to alter interest rate exposures. Interest rate swaps allow us to raise long-term borrowings at floating rates and effectively swap them into fixed rates that are lower than those available to us if fixed-rate borrowings were made directly. Under interest rate swaps, we agree with another party to exchange, at specified intervals, the difference between fixed-rate and floating-rate amounts calculated by reference to an agreed notional principal amount. As of July 1, 2000, all but $2,500,000 of our long-term bank debt was covered by this swap arrangement. Thus, our exposure with respect to upward movements in interest rates is this portion of our bank debt.

         In addition, we are exposed to market risks related to fluctuations in interest rates on our $90,000,000 of senior notes outstanding at July 1, 2000. For fixed rate debt such as the senior notes, changes in interest rates generally affect the fair value of the debt instrument. We do not have an obligation to repay the senior notes prior to maturity in February 2008 and, as a result, interest-rate risk and changes in fair value should not have a significant impact on us.

         The tables below provide information as of July 1, 2000 about our derivative instruments and other financial instruments that are sensitive to changes in interest rates.


LONG TERM BANK DEBT (VARIABLE RATE)
-----------------------------------
Principal amount                           $10,000,000(1)
Variable interest rate                     9.5625%(2)
Maturity--loan                             February 3, 2003
Remaining principal payments:
        2000                                  $2,125,000
        2001                                  $3,875,000
        2002                                  $4,000,000


-----------
(1) $7,500,000 of this amount is covered by the interest-rate swap arrangement described below.

(2) Renewals are based on the Eurodollar Rate plus 2.75%.


REVOLVING BANK DEBT  (VARIABLE RATE)
-----------------------------------
Line of credit limit                       $5,000,000
Principal amount outstanding               0
Variable interest rate                     (1)


-----------
(1) Renewals are based on the Eurodollar Rate plus 2.75%.


INTEREST RATE SWAP ARRANGEMENT (FIXED RATE)
-------------------------------------------
Parties                                    The Company (fixed rate payor) and
                                           Bankers Trust Company (floating rate
                                           payor)
Notional amount                            $7,500,000
Fixed interest rate                        5.83%(1)
Floating interest rate                     6.7725%for the current period (2)
Swap interest(credit)                      ($15,309) (3)
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

(3) In connection with the swap agreement, the Company recorded $15,000 as a credit to interest expense for the six months ended July 1, 2000.


SENIOR NOTES (FIXED RATE)
-------------------------
Principal amount outstanding               $90,000,000
Fixed interest rate                        9.875%
Maturity date                              February 1, 2008


PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)   EXHIBITS.

               EXHIBIT NO.        DESCRIPTION

                  3.1      Certificate of Amendment of Certificate of
                             Incorporation of the Registrant
                  10.1     1998 Stock Option Plan Amended and Restated as of
                             August 1, 2000
                  27       Financial Data Schedule


         (b) No current reports on Form 8-K were filed during the quarter ended July 1, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ELGAR HOLDINGS, INC.

Dated:  August 15, 2000            By: /s/ Christopher W. Kelford
                                      -----------------------------------------
                                      Christopher W. Kelford
                                      Vice President--Finance, Chief Financial
                                      Officer, Treasurer and Assistant Secretary