Form 10-Q
period 2000-09-30
ELGAR HOLDINGS INC
filed 2000-11-14
CIK 1061976

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  --------------

                                    FORM 10-Q


(MARK ONE)

 /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
                For the quarterly period ended September 30, 2000

                                       OR

 /_/          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                       COMMISSION FILE NUMBER 1-333-55797

                         -----------------------------

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

                         -----------------------------

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

         As of November 13, 2000, the number of shares outstanding of the Registrant's Common Stock was 4,600,000.

================================================================================

                              ELGAR HOLDINGS, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                                             PAGE
                                                                                                            NUMBER
                                                                                                            ------
PART I             FINANCIAL INFORMATION

Item 1             Consolidated Financial Statements

                       Consolidated Statements of Operations for the three and nine months ended
                         October 2, 1999 (unaudited) and September 30, 2000 (unaudited).............          3

                       Consolidated Balance Sheets as of January 1, 2000 and September 30, 2000
                         (unaudited)................................................................          4

                       Consolidated Statements of Cash Flows for the nine months ended October 2,
                         1999 (unaudited) and September 30, 2000 (unaudited)........................          5

                       Notes to Consolidated Financial Statements (unaudited).......................          6

Item 2             Management's Discussion and Analysis of Financial Condition and
                     Results of Operations..........................................................          10

Item 3             Quantitative and Qualitative Disclosures About Market Risks......................          13

PART II            OTHER INFORMATION

Item 6             Exhibits and Reports on Form 8-K.................................................          14

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                      ELGAR HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED) (IN THOUSANDS)

                                                    FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                    --------------------------    -------------------------
                                                    OCTOBER 2,   SEPTEMBER 30,    OCTOBER 2,  SEPTEMBER 30,
                                                      1999           2000           1999          2000
                                                    ----------   -------------    ----------  -------------
Net sales .......................................   $ 14,125       $ 16,980       $ 42,355       $ 47,147
                                                                                                 --------
Cost of sales ...................................      8,419         10,086         24,612         27,214
                                                    --------       --------       --------       --------
Gross profit ....................................      5,706          6,894         17,743         19,933

Selling, general and administrative expense .....      2,467          2,828          7,754          8,268

Research and development and engineering
  expense........................................      1,430          1,678          4,450          5,092

Amortization expense ............................        609            608          1,823          1,826
                                                    ----------   -------------    ----------  -------------
Operating income ................................      1,200          1,780          3,716          4,747

Interest expense, net ...........................      2,594          2,650          7,881          7,899
                                                    ----------   -------------    ----------  -------------

Loss before income tax benefit ..................     (1,394)          (870)        (4,165)        (3,152)

Income tax benefit ..............................       (312)            --           (937)           (21)
                                                    ----------   -------------    ----------  -------------

Net loss ........................................   $ (1,082)      $   (870)      $ (3,228)      $ (3,131)
                                                    ==========   =============    ==========  =============








       THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                  INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      ELGAR HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                               JANUARY 1, 2000  SEPTEMBER 30, 2000
                                                                               ---------------  ------------------
                                                                                                    (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ...................................................   $   4,479          $     405
  Accounts receivable, net of allowance for doubtful accounts of $152 and
     $155, respectively........................................................       7,253              8,682
  Inventories .................................................................       7,623             10,599
  Deferred income taxes .......................................................         796                796
  Prepaids and other ..........................................................         984                385
                                                                               ---------------  ------------------
      Total current assets ....................................................      21,135             20,867
                                                                               ---------------  ------------------
PROPERTY, PLANT AND EQUIPMENT, at cost, net of accumulated depreciation and
   amortization of $3,093 and $3,773, respectively ............................       2,343              2,830
INTANGIBLE ASSETS, net of accumulated amortization of $8,076 and $10,452,
   respectively ...............................................................      34,414             32,038
DEFERRED INCOME TAXES, net of current portion .................................         653                653
                                                                               ---------------  ------------------
                                                                                  $  58,545          $  56,388
                                                                               ===============  ==================
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable ............................................................   $   1,748          $   3,072
  Accrued expenses ............................................................       7,665              5,653
  Current portion of long-term debt ...........................................       1,250              4,000
  Line of credit ..............................................................          --              2,100
                                                                               ---------------  ------------------
      Total current liabilities ...............................................      10,663             14,825
LONG-TERM DEBT, net of current portion ........................................      98,750             96,000
                                                                               ---------------  ------------------
         Total liabilities ....................................................     109,413            110,825
                                                                               ---------------  ------------------
SERIES A 10% CUMULATIVE REDEEMABLE PREFERRED STOCK,
   no par value, 20,000 shares authorized; 10,000 shares issued and
   outstanding.................................................................      10,707             11,762
                                                                               ---------------  ------------------

STOCKHOLDERS' DEFICIT:
  Series B 6% Cumulative Convertible Preferred Stock, no par value,
     5,000 shares authorized, issued and outstanding ..........................       5,000              5,000
  Series C 6% Cumulative Convertible Preferred Stock, no par value,
     4,000 shares authorized, issued and outstanding ..........................       4,000              4,000
  Common Stock, $.01 par value, 15,000,000 shares authorized; 4,600,000 shares
     issued and outstanding ...................................................          46                 46
  Additional paid-in capital ..................................................     (68,581)           (68,581)
  Accumulated deficit .........................................................      (2,040)            (6,664)
                                                                               ---------------  ------------------
                                                                                    (61,575)           (66,199)
                                                                               ---------------  ------------------
                                                                                  $  58,545          $  56,388
                                                                               ===============  ==================


       THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                  INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      ELGAR HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED) (IN THOUSANDS)

                                                                                     FOR THE NINE MONTHS ENDED
                                                                                   -----------------------------
                                                                                   OCTOBER 2,      SEPTEMBER 30,
                                                                                     1999             2000
                                                                                   ---------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..................................................................       $(3,228)         $(3,131)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Amortization of intangibles ...........................................         2,374            2,376
      Depreciation and amortization on property, plant and equipment ........           670              655
      Loss (Gain)  on sale of property, plant and equipment .................            25              (16)
      (Increases) decreases in assets:
         Accounts receivable ................................................        (1,929)          (1,429)
         Inventories ........................................................         1,407           (2,976)
         Prepaids and other .................................................          (100)             599
      Increases (decreases) in liabilities:
         Accounts payable ...................................................          (848)           1,324
         Accrued liabilities ................................................           308             (224)
         Interest Payable ...................................................        (2,224)          (2,226)
                                                                                   ---------       -------------
  Net cash used in operating activities .....................................        (3,545)          (5,048)
                                                                                   ---------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment ................................          (501)          (1,126)
                                                                                   ---------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from preferred stock issuance ....................................         4,000               --
  (Repayments) borrowing on debt ............................................        (4,000)           2,100
  Payments under capital leases .............................................            (5)              --
                                                                                   ---------       -------------
  Net cash (used in) provided by financing activities .......................            (5)           2,100
                                                                                   ---------       -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS ...................................        (4,051)          (4,074)
CASH AND CASH EQUIVALENTS, beginning of period ..............................         6,507            4,479
                                                                                   ---------       -------------
CASH AND CASH EQUIVALENTS, end of period ....................................       $ 2,456          $   405
                                                                                   =========       =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest ....................................................       $ 9,612          $ 9,567
  Cash received from income taxes ...........................................          (585)            (784)

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Series A preferred stock dividend-in-kind .................................       $   842          $   930
  Series B and Series C preferred stock dividend accrual ....................           358              438
  Accretion of discount on Series A preferred stock .........................           125              125


       THE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ARE AN
                  INTEGRAL PART OF THESE FINANCIAL STATEMENTS

1. COMPANY OPERATIONS

         Elgar Holdings, Inc., a Delaware corporation (the "Company"), manufactures and sells programmable power and high power supply units through its direct and indirect wholly owned subsidiaries, Elgar Electronics Corporation ("Elgar") and Power Ten, for semiconductors, telecommunications, measurement and control and defense applications. The Company's primary sales are within the United States and Europe.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION/BASIS OF PRESENTATION

         The accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2000 include the accounts of the Company, its wholly owned subsidiary, Elgar, and Elgar's wholly owned subsidiary, Power Ten. All significant intercompany accounts and transactions have been eliminated. These financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q. The Company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended January 1, 2000. These financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial condition, results of operations and cash flows for such periods.

   INTERIM ACCOUNTING PERIODS

         The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending the Saturday closest to December 31. Interim periods include 13 or 14 weeks ending the last Saturday closest to the end of the quarter. Results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the Company's fiscal year ending December 30, 2000.

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

   INVENTORIES

         Inventories, which include materials, direct labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and are comprised of the following (in thousands):


                                                JANUARY 1, 2000     SEPTEMBER 30, 2000
                                                ---------------     ------------------
                                                                       (UNAUDITED)
Raw materials...............................          $3,789                $5,403
Work-in-process.............................           2,482                 4,063
Finished goods..............................           1,352                 1,133
                                                ---------------     ------------------
     Total..................................          $7,623               $10,599
                                                ===============     ==================

   RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and for Hedging Activities." SFAS No. 133 requires that all derivatives be recorded on the balance sheet as an asset or liability measured at its fair value with changes in fair value recognized currently in earnings unless hedge accounting criteria are met. In June 1999, the FASB issued SFAS No. 137 which deferred the implementation of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133, as further amended in June 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The Company will adopt these standards on December 31, 2000 and record its interest rate swap at fair market value. The Company has not yet determined what impact, the adoption of SFAS No. 133, as amended by SFAS No. 138, will have on its consolidated financial statements, results of operations or related disclosures thereto.

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

3. CONCENTRATIONS OF CREDIT RISK

         In the quarter ended September 30, 2000, sales to one customer accounted for approximately 10% of the Company's net sales. In the quarter ended October 2, 1999, sales to one customer accounted for approximately 21% of the Company's net sales, and in the nine months ended October 2, 1999, sales to two customers accounted for approximately 20% and 13% of the Company's net sales. No other customers individually represented more than 10% of net sales in the three months ended October 2, 1999 and September 30, 2000 or the nine months ended October 2, 1999 and September 30, 2000. The Company performs ongoing credit evaluation of its customers' financial condition. The Company maintains reserves for potential credit losses.

4. CREDIT FACILITY AND CAPITAL CALL AGREEMENT

         On March 10, 2000, in anticipation of Elgar's noncompliance with the EBITDA and fixed charge covenants for the quarter ended April 1, 2000 contained in Elgar's credit facility, Elgar, the Company and the banks under the credit facility entered into a third amendment to the credit agreement governing the facility. In addition to receiving waivers for any covenant violations both before and after giving effect to the third amendment, the third amendment (i) resets the fixed charge coverage ratio for the quarter ended April 1, 2000 and for following quarters of fiscal 2000 and (ii) resets the minimum EBITDA levels for the quarter ended January 1, 2000 and for the following quarters of fiscal 2000. Elgar was in compliance with the covenants contained in the amended credit agreement as of September 30, 2000 and expects to be in compliance through the end of fiscal 2000. If the Company were to determine that it would not be able to meet those debt covenants for the quarter ending March 31, 2001 or any successive periods, the Company would then seek to enter into negotiations with Bankers Trust, the agent under its credit facility, to renegotiate the applicable covenants, as it did for 2000. If any such renegotiations were required, as they may be for the period ending March 31, 2001, although the Company believes that it would be successful in renegotiating the relevant covenants, no assurances can be given that it would be able to do so.

         The Company believes that funds available under its lines of credit and anticipated funds from operations should be sufficient to satisfy its projected working capital, debt service and capital expenditure needs in the normal course of business. The Company is currently in compliance with its debt covenants.

         The Company has a $5.0 million working capital line of credit available to it under the credit facility. At September 30, 2000, the Company had outstanding $2,100,000 under the line of credit bearing interest at variable rates. The line of credit expires on February 3, 2003.

         The Company, Elgar and the Company's majority shareholder are parties to a capital call agreement with Bankers Trust Company, as agent (the "Capital Call Agreement"). Pursuant to the terms of this agreement, the majority shareholder agreed to contribute up to $5.0 million of capital to the Company upon the occurrence of certain events, including the Company's failure to comply with certain covenants contained in the capital call agreement. The Company was in compliance with these covenants for the quarter ended September 30, 2000.

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

October 31. For the Series C Preferred Stock, dividends are payable semi-annually on March 31 and September 30. These dividends are payable when and if declared by the Board of Directors out of funds legally available therefor. During the three months ended September 30, 2000, the Company accrued $84,210 of dividends on the Series B Preferred Stock and $63,729 of dividends on the Series C Preferred Stock.

6. SERIES A REDEEMABLE PREFERRED STOCK

     Dividends are payable quarterly to the holders of Series A cumulative redeemable preferred stock at 10% per year. The dividends are payable in-kind through January 31, 2001 and in cash thereafter except under certain conditions as outlined in the indenture governing the Company's $90 million of senior notes.

7. INTEREST RATE SWAP

         On June 22, 1998, the Company entered into an interest rate swap agreement with a bank with a notional amount of $7.5 million. Under the swap agreement, the Company is required to make a payment based on a fixed rate of 5.83% on each March 24, June 24, September 24 and December 24. This swap agreement continues for the life of the related term loan agreement, with the notional amounts of the swap decreasing as principal decreases on the related loan agreement, terminating on June 25, 2001. The Company receives a floating rate based on three-month LIBOR on the same dates as described above. In connection with the swap agreement, the Company has included settlement income of $18,000 and $33,000, respectively, in interest expense, net, in its consolidated statements of operations for the three and nine months ended September 30, 2000.

8. STOCK SPLIT

         In July 2000, the Board of Directors and the shareholders approved
(i) a two-for-one stock split of the Company's common stock, (ii) an increase in the number of authorized shares of common stock from 5,000,000 to 15,000,000 and (iii) an amendment to the Company's stock option plan to increase the number of shares of common stock reserved under the plan from 979,526 to 1,164,082. All references to shares included in the accompanying financial statements and notes thereto have been restated to reflect the two for one stock split.

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

RESULTS OF OPERATIONS

         The following table sets forth certain income statement information for the Company as a percentage of net sales for the three months ended October 2, 1999 and September 30, 2000:

                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                              --------------------------    --------------------------
                                              OCTOBER 2,   SEPTEMBER 30,    OCTOBER 2,   SEPTEMBER 30,
                                                1999           2000           1999           2000
                                              ----------   -------------    ----------   -------------
Net sales .................................     100.0%         100.0%         100.0%         100.0%
Cost of sales .............................      59.6           59.4           58.1           57.7
                                              ----------   -------------    ----------   -------------
    Gross profit ..........................      40.4           40.6           41.9           42.3
Selling, general and administrative
  expense..................................      17.5           16.6           18.3           17.5
                                                                                              17.5
Research and development and engineering
   expenses ...............................      10.1            9.9           10.5           10.8
Amortization expense ......................       4.3            3.6            4.3            3.9
                                              ----------   -------------    ----------   -------------
    Operating income ......................       8.5%          10.5%           8.8%          10.1%
                                              ==========   =============    ==========   =============


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THE THREE MONTHS ENDED OCTOBER 2, 1999

         NET SALES. Net sales for the quarter ended September 30, 2000 were $17.0 million, an increase of $2.9 million, or 20.6%, from net sales of $14.1 million for the quarter ended October 2, 1999. This increase was mainly due to an increase in sales of programmable DC power products, including sales of Sorensen and Power Ten products and sales to Racal, partially offset by a decrease in sales of Space Systems and CASS program products.

         GROSS PROFIT. Gross profit for the quarter ended September 30, 2000 was $6.9 million, an increase of $1.2 million, or 21.1%, from gross profit of $5.7 million for the quarter ended October 2, 1999. As a percentage of net sales, gross profit increased from 40.4% for the quarter ended October 2, 1999 to 40.6% for the quarter ended September 30, 2000.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses were $2.8 million for the quarter ended September 30, 2000, an increase of $0.3 million, or 12.0%, from SG&A expenses of $2.5 million for the quarter ended October 2, 1999. SG&A expenses decreased as a percentage of net sales from 17.5% for the quarter ended October 2, 1999 to 16.6% for the quarter ended September 30, 2000. The increase in SG&A dollars was primarily due to higher commissions, increased compensation and higher advertising expenses in the quarter ended September 30, 2000 compared to the quarter ended October 2, 1999.

         RESEARCH AND DEVELOPMENT AND ENGINEERING EXPENSES. Research and development and engineering expenses were $1.7 million for the quarter ended September 30, 2000, an increase of $0.3 million, or 21.4%, from research and development and engineering expenses of $1.4 million for the quarter ended October 2, 1999. As a percentage of net sales, research and development and engineering expense decreased from 10.1% for the quarter ended October 2, 1999 to 9.9% for the quarter ended September 30, 2000. The increase in dollars was mainly due to less customer-funded research and development expense and higher compensation costs for the quarter ended September 30, 2000 as compared to the quarter ended October 2, 1999.

         AMORTIZATION EXPENSE. Amortization expense was $0.6 million for each of the quarters ended September 30, 2000 and October 2, 1999.

         OPERATING INCOME. Operating income was $1.8 million for the quarter ended September 30, 2000, an increase of $0.6 million, or 50.0%, from operating income of $1.2 million for the quarter ended October 2, 1999. Operating income increased as a percentage of net sales from 8.5% for the quarter ended October 2, 1999 to 10.5% for the quarter ended September 30, 2000, due to the factors discussed above.

         INCOME TAXES. Income taxes for the three months ended October 2, 1999 contained a tax benefit of $0.3 million, compared to zero tax benefit for the three months ended September 30, 2000. For the quarter ended October 2, 1999, the Company had generated losses that resulted in carryback benefits that were reflected in income. Losses generated in the quarter ended September 30, 2000 do not have a carryback benefit and thus the benefit has not been recognized in income as its realization is uncertain.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 TO THE NINE MONTHS ENDED OCTOBER 2, 1999.

         NET SALES. Net sales for the nine months ended September 30, 2000 were $47.1 million, an increase of $4.7 million, or 11.1%, from net sales of $42.4 million for the nine months ended October 2, 1999. This increase was mainly due to an increase in sales of programmable DC power products, including sales of Sorensen and Power Ten products and sales to Racal, partially offset by a decrease in sales of Space Systems and CASS program products.

         GROSS PROFIT. Gross profit for the nine months ended September 30, 2000 was $19.9 million, an increase of $2.2 million, or 12.4%, from gross profit of $17.7 million for the nine months ended October 2, 1999. As a percentage of net sales, gross profit increased from 41.9% for the nine months ended October 2, 1999 to 42.3% for the nine months ended September 30, 2000 due to efficiencies resulting from increasing sales volumes.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $8.3 million for the nine months ended September 30, 2000, an increase of $0.5 million, or 6.4%, from SG&A expenses of $7.8 million for the nine months ended October 2, 1999. SG&A expenses decreased as a percentage of net sales from 18.3% for the nine months ended October 2, 1999 to 17.5% for the nine months ended

September 30, 2000. The dollar increase was primarily due to higher commissions, higher advertising expenses and higher sales and marketing expenses in the nine months ended September 30, 2000 compared to the nine months ended October 2, 1999.

         RESEARCH AND DEVELOPMENT AND ENGINEERING EXPENSES. Research and development and engineering expenses were $5.1 million for the nine months ended September 30, 2000, an increase of $0.6 million, or 13.3%, from research and development and engineering expenses of $4.5 million for the nine months ended October 2, 1999. As a percentage of net sales, research and development and engineering expense increased from 10.5% for the nine months ended October 2, 1999 to 10.8% for the nine months ended September 30, 2000. The increase in both dollars and as a percentage of net sales was mainly due to higher compensation expense and an increase in the cost of engineering materials for the nine months ended September 30, 2000 as compared to the nine months ended October 2, 1999.

         AMORTIZATION EXPENSE. Amortization expense was $1.8 million for each of the nine months ended September 30, 2000 and October 2, 1999.

         OPERATING INCOME. Operating income was $4.7 million for the nine months ended September 30, 2000, an increase of $1.0 million, or 27.0%, from operating income of $3.7 million for the nine months ended October 2, 1999. Operating income increased as a percentage of net sales from 8.8% for the nine months ended October 2, 1999 to 10.1% for the nine months ended September 30, 2000, due to the factors discussed above.

         INCOME TAXES. Income taxes for the nine months ended October 2, 1999 contained a tax benefit of $0.9 million, compared to a tax benefit of approximately $21,000 for the nine months ended September 30, 2000. For the nine months ended October 2, 1999, the Company generated losses that resulted in carryback benefits that were reflected in income. Losses generated in the nine months ended September 30, 2000 do not have a carryback benefit and thus have not been recognized in income as its realization is uncertain.

LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOW. The Company's principal uses of cash are to finance working capital, debt service and capital expenditures. Historically, the Company has funded its activities principally from working capital, a revolving line of credit and the sale of convertible preferred stock to its stockholders.

         On each of December 31, 2000 and March 31, 2001, the Company is required to make $875,000 principal payments on its outstanding term loan under the credit facility. In addition, on February 1, 2001 an interest payment of approximately $4.5 million is due to the holders of the Company's senior notes.

         The Company believes that funds available under its line of credit and anticipated funds from operations should be sufficient to satisfy the Company's projected working capital, debt service and capital expenditure needs in the normal course of business. The Company is currently in compliance with the debt covenants contained in its credit facility and expects to be in compliance through the end of 2000. If the Company were to determine that it would not be able to meet those debt covenants for the quarter ending March 31, 2001 or any successive periods, the Company would then seek to enter into negotiations with Bankers Trust, the agent under its credit facility, to renegotiate the applicable covenants, as it did for 2000. If any such renegotiations were required, as they may be for the period ending March 31, 2001, although the Company believes that it would be successful in renegotiating the relevant covenants, no assurances can be given that it would be able to do so.

         SOURCES OF CAPITAL. The Company anticipates that its principal sources of cash will be cash flow from operations together with amounts available under the Company's line of credit with Bankers Trust, which provides for borrowings of up to $5,000,000. As of September 30, 2000, the Company has utilized $2.1 million of the line of credit leaving $2.9 million available for other cash flow needs.

         CAPITAL EXPENDITURES. The Company's capital expenditures were $1,126,000 and $501,000 in the nine months ended September 30, 2000 and nine months ending October 2, 1999, respectively. The Company's capital expenditures were $310,000 and $153,000 in the three months ended September 30, 2000 and three months ending October 2, 1999, respectively.

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         We have only limited involvement in derivative financial instruments. We do not hold or issue derivative financial instruments for trading purposes. As of September 30, 2000, $10,000,000 of outstanding borrowings under our credit facility are at variable interest rates and we are thus subject to market risk resulting from interest rate fluctuations. We enter into interest rate swaps in part to alter interest rate exposures. Interest rate swaps allow us to raise long-term borrowings at floating rates and effectively swap them into fixed rates that are lower than those available to us if fixed-rate borrowings were made directly. Under interest rate swaps, we agree with another party to exchange, at specified intervals, the difference between fixed-rate and floating-rate amounts calculated by reference to an agreed notional principal amount. As of September 30, 2000, all but $2,500,000 of our long-term bank debt was covered by this swap arrangement. Thus, our exposure with respect to upward movements in interest rates is this portion of our bank debt.

         In addition, we are exposed to market risks related to fluctuations in interest rates on our $90,000,000 of senior notes outstanding at September 30, 2000. For fixed rate debt such as the senior notes, changes in interest rates generally affect the fair value of the debt instrument. We do not have an obligation to repay the senior notes prior to maturity in February 2008 and, as a result, interest-rate risk and changes in fair value should not have a significant impact on us.

         The tables below provide information as of September 30, 2000 about our derivative instruments and other financial instruments that are sensitive to changes in interest rates.

LONG TERM BANK DEBT (VARIABLE RATE)
Principal amount                           $10,000,000 (1)
Variable interest rate                     9.625% (2)
Maturity--loan                             February 3, 2003
Remaining principal payments:
        2000                                    $375,000
        2001                                  $3,625,000
        2002                                  $4,000,000
        2003                                  $2,000,000

-------------------
(1) $7,500,000 of this amount is covered by the interest-rate swap arrangement described below.
(2) Renewals are based on the Eurodollar Rate plus 2.75%.

REVOLVING BANK DEBT  (VARIABLE RATE)
Line of credit limit                       $5,000,000
Principal amount outstanding               $2,100,000
Variable interest rate                     (1)

-------------------
(1) Renewals are based on the Eurodollar Rate plus 2.75% or current Base Rate.

INTEREST RATE SWAP ARRANGEMENT (FIXED RATE)
Parties                                        The Company (fixed rate payor) and Bankers Trust Company
                                               (floating rate payor)
Notional amount                                $7,500,000
Fixed interest rate                            5.83% (1)
Floating interest rate                         6.66% for the current period (2)
Swap interest (credit)                         $(32,962) (3)
Commencement date                              June 24, 1998
Maturity date                                  June 25, 2001

-------------------
(1) As the fixed interest rate payor, the Company is required to pay a fixed rate of 5.83% per annum on the $7,500,000 notional amount, payable quarterly on each March 24, June 24, September 24 and December 24.
(2) As the floating rate payor, Bankers Trust Company is required to pay a floating rate of interest on the $7,500,000 notional amount, based on the three-month London Interbank Offering Rate (LIBOR), payable quarterly on each March 24, June 24, September 24 and December 24.
(3) In connection with the swap agreement, the Company recorded $33,000 as a credit to interest expense for the nine months ended September 30, 2000.

SENIOR NOTES (FIXED RATE)
Principal amount outstanding               $90,000,000
Fixed interest rate                        9.875%
Maturity date                              February 1, 2008

PART II  OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (a)   EXHIBITS.

               EXHIBIT NO.       DESCRIPTION


                  27             Financial Data Schedule


              (b) No current reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                               ELGAR HOLDINGS, INC.


Dated:  November 14, 2000      By:   /s/ CHRISTOPHER W. KELFORD
                                     --------------------------
                                     Christopher W. Kelford
                                     Vice President--Finance, Chief Financial
                                     Officer, Treasurer and Assistant Secretary