Form 10-K
period 2000-12-30
ELGAR HOLDINGS INC
filed 2001-03-30
CIK 1061976

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------
                                   FORM 10-K
         (Mark One)
         |X| Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For fiscal year ended December 30, 2000
                                       or
         |_| Transition Report Pursuant to Section 13 or 15 (d) of Securities Exchange Act of 1934 For the transition period from _____________ to _____________


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

                              ------------------------
              Securities registered pursuant to Section 12 (b) of the Act:

                                      NONE

               Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | | Not applicable.

    As of March 29, 2001, the number of outstanding shares of the registrant's Common Stock was 4,601,533.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE.

                           TABLE OF OTHER REGISTRANTS


                                                                                  Address Including Zip Code and
                                      Jurisdiction of         IRS Employer       Area Code and Telephone Number of
Name of Corporation                    Incorporation      Identification Number    Principal  Executive Offices
-------------------                   ----------------    ---------------------  ---------------------------------
Elgar Electronics Corporation           California           33-0198753         9250 Brown Deer Road
                                                                                San Diego, CA 92121-2294
                                                                                (858) 450-0085

Power Ten                               California           94-2783211         120 Knowles Drive
                                                                                Los Gatos, California 95032-1828
                                                                                (408) 871-1700

                              ELGAR HOLDINGS, INC.
    INDEX TO ANNUAL REPORT ON FORM 10-K FOR FISCAL YEAR ENDED DECEMBER 30, 2000


CAPTION                                                                                                         PAGE
-------                                                                                                         ----
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

                                                 PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................11

ITEM 6.           SELECTED FINANCIAL DATA........................................................................12

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........14

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................21

ITEM 8.           CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................23

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........23

                                                 PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................23

ITEM 11.          EXECUTIVE COMPENSATION.........................................................................28

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................31

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................33

                                                 PART IV

ITEM 14.          EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..................35


                                     PART I

ITEM 1. BUSINESS

         IN THIS REPORT, THE "COMPANY," "EHI," "WE," "US" AND "OUR" REFER TO ELGAR HOLDINGS, INC. AND ITS SUBSIDIARIES, UNLESS THE CONTEXT REQUIRES OTHERWISE.

OVERVIEW

         We are a leading designer and manufacturer of programmable power supplies and systems for the telecommunications, semiconductors, measurement and control, and defense markets. Power supplies convert one form of electric power, such as alternating current ("AC") from a wall outlet, into another form of electric power, such as direct current ("DC") used by most electronic products. Programmable power supplies have increased application flexibility as they convert a single input power level into various output power levels. Our products are designed into original equipment manufacturer ("OEM") systems, or utilized by the end customer in power reliability verification, product acceptance, process control, or burn-in applications. We provide one of the broadest product offerings in our industry. Our customers include such industry leaders as Alcatel, Cisco, Lucent, Motorola, Advanced Energy, Siemens, American Power Conversion, Halliburton and Lockheed Martin.

         Elgar Electronics Corporation, our wholly owned subsidiary ("Elgar"), was founded in 1965 as a manufacturer of solid-state line conditioners and frequency changers for the AC power test and measurement market. By the early 1990's, we had become primarily an AC power supply provider to the defense market with approximately $20 million in net sales. Over the next several years we developed and executed a comprehensive plan to expand our focus to target the large and diverse, commercial DC market. We improved product quality through product redesign and clean-up, quality systems improvement and ongoing employee training. We extended product breadth through new product introductions, strategic alliances and acquisitions of two DC power supply companies, Sorensen and Power Ten. We also reduced delivery cycle times and established an industry-leading, technical support and services capability, with extensive pre-sales support and expert rack system integration consultation. This strategy proved to be successful. In 2000, approximately 80% of our $65.8 million in net sales were derived from commercial customers purchasing predominantly DC products.

MARKETS FOR OUR PRODUCTS

         We sell our products into rapidly evolving end markets, with strong long-term growth prospects. We supply a broad line of products to the telecommunications, semiconductor and measurement and control markets, each of which has experienced rapid growth as a result of significant technological advancements and the build-out of the digital economy and its dependence on high quality and reliable power.

         o TELECOMMUNICATIONS - Increased build-out of the Internet and optical and wireless communications networks is expected to result in additional power solution demands.

         o SEMICONDUCTOR - Advancements in semiconductor technology and the increased volume of semiconductors integrated into products is expected to stimulate demand for power solutions in both front-end and back-end semiconductor manufacturer equipment markets.

         o MEASUREMENT AND CONTROL - Increased sophistication and power sensitivity of electronics serving both digital economy and traditional economy applications is expected to drive demand for high quality, programmable power supplies and services.

         o DEFENSE - Testing of defense electronics, in particular, avionics, has historically been a key market for our products. We are well positioned to take advantage of new defense opportunities using existing commercial products.

         Our revenue attributable to each of these markets in the fiscal year ended December 30, 2000 ("Fiscal 2000") was as follows (unaudited):

                                               NET SALES FOR FISCAL 2000
                                              ---------------------------
MARKET                                        $(000S)          % OF TOTAL
------                                        -------          ----------
Telecommunications..................           $11,881              18.1%
Semiconductor.......................            15,044              22.9
Measurement & Control...............            25,461              38.7
Defense.............................            13,400              20.3
                                                ------              ----
    Total...........................           $65,786             100.0%
                                               =======             ======

PRODUCT APPLICATIONS

         Our significant software and hardware engineering capabilities enable us to address a wide range of complex applications in our target markets. We design and manufacture power solutions used in critical applications that require varied levels of power output and involve substantial engineering complexity. Our products are used in applications such as:

         o OEM - where our products are embedded into a system by our customer which is in turn sold to the end customer.

         o Test & Measurement ("T&M") - where our products are used to verify that electronic equipment operates reliably under varied levels of power input.

         o Process Control - where our product is primarily used as a power amplifying device in the control of a process.

         o Reliability/burn in - where our power supplies are used to provide power to devices to improve product reliability. Burn-in applications are essential to verifying product reliability and are used to screen for "infant mortality" related failures in products.

         Applications within each of our target markets include:


     TELECOMMUNICATIONS              SEMICONDUCTOR           MEASUREMENT & CONTROL              DEFENSE
------------------------------ --------------------------- --------------------------- -------------------------------
o  Powering amplifiers in      o  Temperature control       o   Laser diode design       o   Naval aircraft avionics
   cellular base stations         for wafer processing          verification
o  Central office support      o  Microprocessor            o   Powering x-ray           o   Weapons test
   equipment                      validation                    systems for medical
                                                                applications
o  Burn-in of DC - DC          o  Ion implantation          o   UPS systems for oil      o   UPS systems
   converters                     control                       exploration
o  Power testing of optical    o  Testing                   o   Commercial avionics      o   Shipboard power
   routers                        microprocessors               testing                      distribution
o  Cell phone testing          o  Semiconductor burn-in     o   Automotive electronics   o   Missile fire-control
                                                                testing                      systems

PRINCIPAL PRODUCTS

         We have four principal product areas:

         o PROGRAMMABLE DC POWER is a type of programmable power supply used to power or test products that require DC inputs, such as printed circuit boards, semiconductors, medical equipment, telecommunications equipment, avionics and almost all other types of electronic products;

         o SYSTEMS INTEGRATION PRODUCTS AND SERVICES include both power subsystem design, manufacture and integration, and space power simulation systems. The power subsystem business is a natural extension of the design and manufacturing capabilities developed while producing complete space power simulation systems over the past 13 years.

         o PROGRAMMABLE AC POWER is a type of programmable power supply used to power or test AC products such as avionics, computers, DC power supplies, appliances and many other types of electronic products; and

         o OTHER PRODUCTS AND SERVICES, which consist of (1) power conditioning and ruggedized uninterruptible power supply ("UPS") products, which supply back-up power principally to military computer and communications systems and oil exploration companies for data logging applications, (2) the Consolidated Automated Support System ("CASS") Program for the U.S. Navy (for which we provide programmable AC and DC, fixed DC and power conditioning products) and (3) customer service, consisting of repair services and spare parts.

         We categorize our sales in these four principal product areas, with net sales shown by product area for Fiscal 2000:

                                                                    NET SALES FOR FISCAL 2000
                                                                   ----------------------------
PRODUCT LINE                                                        $ (000S)        % OF TOTAL
------------                                                       ------------  --------------
Programmable DC Power......................................          $41,035            62.4%
Systems Integration Products and Services..................            5,676             8.6
Programmable AC Power......................................            6,768            10.3
Other Products and Services................................           12,307            18.5
                                                                      ------            ----
      Total................................................          $65,786           100.0%
                                                                     =======           =====


    PROGRAMMABLE DC POWER

         Our broad line of programmable DC products are used by commercial and military customers for a wide variety of applications including computer and communications equipment, semiconductor burn-in, industrial process control, avionics, bench-top equipment, and research and development equipment. Customers for programmable DC products include Racal Instruments ("Racal"), Applied Materials, Siemens, GenRad, Halliburton Company, Cisco Systems, Lucent Technologies, Teradyne, Veeco Instruments, Advanced Power, Hy-Cad Systems and Reliability Inc.

         Within the telecom market, our DC products are applied in test and measurement, burn-in and OEM applications. Telecom DC product applications include the testing of network equipment, DC-to-DC converters, satellites and telecom components. These products are also used for the burn-in of DC-to-DC converters and central office switches. OEM applications of our DC products include supplying power to cellular base station and cable TV amplifiers and to charge central office batteries.

         In the semiconductor market, our DC products are mainly used in OEM applications by customers such as Novellus, Applied Materials and Veeco Instruments. Our power solutions are incorporated into semiconductor manufacturing equipment, test stations and burn-in systems. Through Racal, a systems integrator for test and measurement equipment, we are the sole source supplier of programmable DC power equipment to a leading semiconductor manufacturer for use in automatic test equipment ("ATE") systems for microprocessors.

         Measurement and control applications are highly varied and include power solutions for the medical equipment, computer, industrial automation, consumer goods, commercial and space, and oil and gas markets. Our largest customer in this market, Siemens, uses our DC power supplies in its oncology treatment systems to create x-rays.

         We offer 21 DC product lines under the SORENSEN, ELGAR and POWER TEN brand names, ranging in power from 60 watts to 30kW. Most of our products are produced in-house, although five lower priced programmable DC product lines, which represent less than 5% of our revenue, are manufactured by others and brand labeled SORENSEN. Our purchase of Power Ten in May 1998 broadened our product offering with high-power, programmable DC products. We recently entered the market for DC loads with a new product line, enabling us to achieve incremental revenue by selling this product into our existing customer base through the same sales channel.

    SYSTEMS INTEGRATION PRODUCTS AND SERVICES

         Systems integration products and services includes power subsystems products and services and space power simulation systems. In Fiscal 2000, we sold approximately 68% of our systems integration products and services to customers in the telecom market with the remainder divided between the measurement and control and defense markets.

         Because of the substantial power subsystem integration expertise we have developed through our space power simulation work and the desire of customers to outsource non-core engineering tasks, many OEMs, in-house test engineering groups and contract manufacturers are beginning to rely on us to provide the power subsystems component of complex integrated systems. We introduced this service in 1999 and, as a result, have been able to secure additional market share for our products by bundling them with our engineering and manufacturing services into integrated power subsystems supplied to customers. In addition to providing a new source of complementary business, we benefit from these services by increasing customer loyalty and retention, thereby differentiating us from our competition. Our subsystems integration services include system design, power supply selection, power and thermal management design, complete rack wiring, custom input and output cables, and system controls ranging from rudimentary switches to custom Windows NT application software. The customer is provided a complete turnkey system.

         Systems integration products and services also includes our space power simulation products. The space power system products are applied in test and measurement applications to test satellites. Given the significant cost involved in building, launching and insuring satellites, fully testing units prior to launch is critical. With the flexibility to generate any possible power scenario that solar panels may produce in space, our fully integrated Solar Array Simulator ("SAS") test system performs mission-critical power testing from payload testing to final satellite testing inside a thermal vacuum chamber. The SAS can be programmed to create the output power forms associated with a wide variety of solar array operating environments including direct solar illumination, spinning orbital profiles, an eclipse entry and exit, aging of the solar array and many other conditions.

         We believe that we are the leading non-captive source for satellite ground power test systems in the United States. We introduced our second generation Solar Array Simulator in 1993, and became the sole supplier of solar array simulators, battery simulators and umbilical power systems to Lockheed Martin and Motorola on the Iridium project. Today, with our turn-key power systems and fourth generation SAS systems, we supply virtually every major U.S. commercial, military and power subsystem development satellite manufacturer, including Boeing, Hughes, Lockheed Martin, Space Systems Loral, TRW, Jet Propulsion Lab, Motorola Space and Ball Aerospace. Additionally, we have established a strong presence in Europe with customers such as Astrium (Matra Marconi Space and DASA), Alenia Space, Alcatel, Terma and the European Space Agency (ESA ESTEC).

         AC POWER

         Our programmable AC products generate a wide range of dynamic AC voltages, frequencies, phase relationships and currents, simulating all possible electrical power waveforms. In addition to pure AC waveforms, our AC products are capable of creating any distortion to the wave including noise, spikes, drop-outs and shifts in phase angle. Like our DC products, our AC products are used to test electronic equipment such as consumer appliances, computers, DC power supplies and avionics, with the tests subjecting the equipment to all possible power variations needed to evaluate performance of the specific product or component.

         Our leading AC product, the SmartWave(TM), is widely recognized in the industry as one of the most technologically advanced AC products on the market. The AC power market, which has been dominated by military spending in the past, is a small but steady and attractive niche for us. We believe that we have one of the largest shares of this AC power market. We are currently the incumbent on many major U.S. government ATE contracts.

         We offer 15 AC product lines under the ELGAR brand name, ranging in power from 120VA to 712kVA. We recently introduced two additional products, which are the ContinuousWave-Manual and ContinousWave-Programmable. These products are used primarily in avionics and AC power components testing.

    OTHER PRODUCTS AND SERVICES

         Other products and services comprise three components, which are:

         o Power conditioning and uninterruptible power supply ("UPS") products;

         o    The CASS program; and

         o    Customer service.

         UPS. Our power conditioning and UPS product line includes a range of instruments which are capable of providing precise AC output power regardless of the input power distortions or drop-outs. This type of product is used in critical applications where electrical power fluctuations could have severe consequences, such as with field-support for military operations and back-up for data logging in oil exploration missions. The Global Uninterruptible Power Supply (GUPS(TM)), our principal product in this line, is designed to handle any input power from anywhere in the world, including aircraft power, and generates a clean AC output even when the input power is lost.

         CASS. The CASS program is a Navy/NAVAIR program developed to reduce the required number of avionics custom automated test equipment ("ATE") systems located on aircraft carriers, at depots and at test integration facilities. Our role in the CASS program is to provide these ATE stations with power subsystems, which consist of programmable AC and DC power supplies, a power conditioner and fixed DC system supplies. We are the sole supplier of power subsystems to Lockheed Martin, the prime contractor for the CASS program.

         Having delivered 601 systems to date, we have been notified by Lockheed Martin that the U.S. Navy is winding down the CASS Program, with full-rate production to cease in 2002. After full-rate production ceases, however, we will enter the sustaining phase for the program, where the emphasis will be on small quantity orders, spares and service. The Navy is also considering a limited expansion of the CASS program to equip non-carrier ships. If Lockheed Martin obtains any such business, this could represent additional opportunities for revenue growth. Further, other branches of the military have programs similar to CASS, including the U.S. Army's Integrated Family of Test Equipment, which currently utilizes our other standard products.

         CUSTOMER SERVICE. Additionally, we offer comprehensive customer service for all of our product offerings through our in-house staff of seven customer service technicians, two service administrators and two customer service engineers. Our customer service organization provides global repair and spare parts for all products we offer, and provides technical assistance to our international distributors which are responsible for equipment repairs in their territories and to customers who repair equipment in-house.

SIGNIFICANT CUSTOMERS

         We sell our power supplies and systems to over 3,000 customers, either directly or indirectly, through our distributors. Certain customers are material to our business and operations. In Fiscal 2000, however, there were no customers that represented more than 10% of total net sales. In Fiscal 2000, our top ten customers accounted for approximately 38.0% of net sales, down from 46.2% in Fiscal 1999. Lockheed Martin accounted for approximately 19.0% of our total net sales in Fiscal 1999, down from 20.0% in the nine months ended January 2, 1999. Hughes accounted for approximately 11.0% of our total net sales in Fiscal 1999, down from 12.1% in the nine months ended January 2, 1999. No other customer accounted for 10% or more of our net sales in fiscal 1999 or the nine months ended January 2, 1999.

COMPETITION

         The power supply industry is extremely fragmented with approximately 1,000 manufacturers worldwide and 250 manufacturers in the United States. The worldwide power supply market was estimated to be approximately $22 billion in 1999, with no single manufacturer holding more than a five percent market share and only 15 manufacturers achieving more than $250 million in sales. The power supply industry is currently experiencing a period of consolidation in response to customers' desires to consolidate their supplier base and manufacturers' desires to incorporate additional product lines and technologies.

         We believe we sell more programmable power supplies in the United States than any other provider except for Agilent. Most of our competitors are either small private companies, which do not match the breadth of product offerings, or non-core subsidiaries of much larger parent companies, which tend to be less focused on the power solution market. We operate in a very competitive environment across our DC and AC product lines and enjoy a less competitive environment in our systems integration product and services business. The principal competitive factors in the marketplace include vendor and product reputation, fast delivery, price, product performance specifications, functionality and features, ease of implementation and use, and quality of customer support. We believe we are well positioned with regard to these factors and have competed effectively in all of our target markets.

SALES AND MARKETING

         We sell our products through sales representatives in the U.S. and through distributors internationally, with some direct sales to specific customers and markets. Our sales organization includes 37 in-house employees (25 of whom are in sales and marketing, 10 in customer service support, one in general and administrative and one who is an outside consultant), as well as over 70 representative/distributor companies with more than 280 salespeople worldwide. We believe that our sales network is one of our major assets and a significant competitive advantage over our competitors.

         Our in-house sales force includes ten sales managers who are each responsible for working with customers and prospective customers to provide existing or custom solutions to their needs. Our five sales engineers, who support the sales managers, representatives and customers, design solutions according to customers' applications. In turn, these 15 sales professionals are supported by an administrative staff of seven people. Our sales and marketing team also includes three marketing professionals who conduct marketing research, create collateral material and training manuals, coordinate the placement of advertising in appropriate trade journals and other periodicals, as well as organize trade shows and perform general public relations work.

         We have strong relationships with the majority of our sales representatives. In the U.S., we believe we have retained the services of the top sales representative for our products in each region of the country. Internationally, we believe we are represented by top-tier international distributors in the regions where we sell our products. Our sales representatives are essentially field extensions of our sales team, helping to identify and pursue sales opportunities. As a result, the sales force, including the representative network, has been instrumental in identifying potential new product opportunities, thus helping to guide our research and development efforts to the most promising areas. In an effort to maximize the effectiveness of our domestic sales network, we have established a Representative Board, comprised of the chief executives of five of our sales representative organizations, that meets with management on a periodic basis to discuss marketing strategy and execution of the marketing plan. Only one sales representative accounted for over 10% of our net sales in Fiscal 2000. Domestic sales accounted for approximately 88.5% of total net sales in Fiscal 2000.

RESEARCH AND DEVELOPMENT

         At December 30, 2000, our engineering department consisted of 71 people. As evidence of our commitment to new product development, our research and development and engineering expenses were $4.9 million in the nine months ended January 2, 1999, $5.9 million for Fiscal 1999 and $6.7 million for Fiscal 2000. Customer-funded research and development comprised $0.2 million, $0.7 million and $0.5 million of our overall research and development expense incurred in the nine months ended January 2, 1999, Fiscal 1999 and Fiscal 2000, respectively.

         The development and introduction of new products has been and will continue to be an essential part of our growth strategy to increase market share and expand into new markets. Our current management team has had a record of successful and profitable new product introductions, including the SmartWave(TM) and the SAS products. We have introduced six new products over our last six fiscal quarters. These and other existing products are considered superior in the marketplace due to their digital capabilities, flexible format, high-quality engineering and long-term reliability. Our in-house development efforts are focused on leveraging our strong engineering capabilities to produce higher-end, more sophisticated products utilizing digital technology. Management, in conjunction with the sales force and engineering department, has demonstrated a strong ability to identify potential product areas and create technical solutions.

MANUFACTURING

         Our manufacturing facilities are organized and run efficiently with a focus on quality, productivity and cost and inventory management. Our manufacturing equipment is modern and allows for efficient and quality production. We have designed and constructed our own in-house semi-automated test stations to enhance productivity and ensure quality. Operations management has identified four core manufacturing competencies which are:

         o        wire harness/heatsink assembly,

         o        magnetics (transformer assembly),

         o        low-volume printed circuit board assembly and

         o        final assembly and testing.

Operations has redesigned the production floor to use work cells and simplify material handling and assembly methodology based on these competencies. The redesign has allowed maximum productivity and leveraging of common processes across product lines, since the majority of Elgar's products use the same basic components.

         Over the years, we have utilized selective vertical integration and a focused factory approach to improve costs and mitigate delivery and quality risks. We utilize cross-functional teams in new product development, design for manufacturability, sustaining support and quality improvement initiatives while supporting a foundation of employee empowerment and training. Our current initiatives involve focused material cost reductions utilizing long-term partnerships and high quality offshore suppliers. In addition, we have made substantial investments in automated test equipment and through-hole and surface-mount board assembly equipment. This equipment is being used to support the implementation of Demand Flow Technology focused on reducing inventory and manufacturing cycle-times.

         As part of our cost management program, we have outsourced certain lower-end, high volume transformers to a subcontract assembly plant in nearby Tecate, Mexico. All subcontract subassemblies are subjected to our inspection and test process as assurance that quality expectations are met.

         We continue to focus on improving the manufacturing competencies at Power Ten. We have improved work flow, added semi-automatic test capabilities and made process changes to shrink product lead times and reduce inventory. Currently, we are shifting the manufacture of all printed circuit board assemblies from the Power Ten facility in Northern California to the Elgar facility in San Diego to take advantage of recent investments in automated assembly equipment.

BACKLOG

         Our backlog at December 30, 2000 was approximately $20.8 million, $20.1 million of which we expect to ship in 2001. Our backlog was $13.8 million at January 1, 2000. Backlog consists of product orders for which a customer purchase order has been received and accepted and which is scheduled for shipment. Orders are subject to rescheduling or cancellation by the customer, usually without penalty. Backlog also consists of customer-funded research and development payable under support contracts with our customers and orders for billable services. Because of possible changes in product delivery schedules, cancellation of product orders and sales will sometimes reflect orders shipped in the same month they are received, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. Moreover, we do not believe that backlog is necessarily indicative of our future results of operations or prospects.

EMPLOYEES

         At December 30, 2000, we had 428 full-time employees, including 104 manufacturing personnel, 71 engineering personnel, 32 administrative personnel, 25 sales and marketing personnel, nine customer service personnel and 187 personnel involved in direct labor. No attempts to unionize any of our employees have been made. We consider our employee relations to be good.

INTELLECTUAL PROPERTY

         We have trademarked our SmartWave(TM) and GUPS(TM) products and we have been operating under the ELGAR and SORENSEN trade names for over 30 years. The Power Ten business has been using the POWER TEN trade name for over 15 years. In addition to the protection offered by trademark laws and regulations, we rely upon trade secret protection for our confidential and proprietary information and technology.

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

GOVERNMENT CONTRACTS

         Contracts with the United States government (whether directly or indirectly) are subject to cancellation for default or convenience by the government if deemed in its best interests. In addition, based on audits conducted by the government with respect to its contracts, profits may be renegotiated with respect to certain programs and contracts. In the last five years, we have not experienced any cancellations or significant price renegotiations of a contract at the government's convenience. At no time have we experienced a government cancellation by default. As 19.6% of our net sales in Fiscal 2000 were made directly or indirectly to the U.S. Government, a significant portion of our business is subject to the government prerogatives described above.

ITEM 2. PROPERTIES

         For Elgar's operations, which are based in San Diego, California, we lease four facilities in close proximity totaling approximately 118,000 square feet, which we use for:

         o the design and production of Elgar's standard DC and AC products and Sorensen-brand products, production for the CASS Program and administrative headquarters (87,300 sq. ft.) (lease expires in December 2002);

         o digital engineering and accounting (7,100 sq. ft.) (lease expires in September 2002);

         o manufacturing of magnetics and PDU, a power conditioning product (9,100 sq. ft.) (lease expires in April 2003); and

         o stockroom and receiving for all products (9,100 sq. ft.) (lease expires in December 2005).

         For Power Ten's operations, which are based in Los Gatos, California (11 miles southwest of San Jose), we utilize a 29,100 square foot facility under a lease that expires in July 2002 (with an option for an additional two-year period). We sublease 5,300 square feet of this space to an unaffiliated party, with the term of the sublease expiring in July 2001.

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

         No matters were submitted to a vote of security holders in the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


COMMON EQUITY DIVIDENDS

         Our Common Stock is not listed or traded on any exchange. At March 1, 2001, there were 32 holders of record of our Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

         In connection with our acquisition of Power Ten on May 29, 1998, EHI issued and sold 5,000 shares of Series B 6% Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") for cash proceeds of $5.0 million. The purchasers of the Series B Preferred Stock were those of our stockholders and warrantholders who elected to participate in a pro rata subscription offering. Upon the occurrence of certain triggering events, the holders of the Series B Preferred Stock are entitled to convert such shares into our Common Stock at a price of $5.00 per share.

         In connection with the amendment of the credit agreement governing our credit facility on February 12, 1999 and our majority shareholder's agreement, in connection therewith, to make a capital contribution to us in the amount of $4.0 million, in March 1999, EHI issued and sold 4,000 shares of Series C 6% Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") for cash proceeds of $4.0 million. The purchasers of the Series C Preferred Stock were those of our stockholders and warrantholders who elected to participate in a pro rata subscription offering. Upon the occurrence of certain triggering events, the holders of the Series C Convertible Preferred Stock are entitled to convert such shares into our Common Stock at a price of $0.75 per share.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data below for the nine month period ended January 2, 1999 and the fiscal years ended January 1, 2000 ("Fiscal 1999") and December 30, 2000 ("Fiscal 2000") and as of January 1, 2000 and December 30, 2000 have been derived from our consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants, and are included in Item 14 of this report. The selected consolidated financial data below for the fiscal years ended March 29, 1997 and March 28, 1998 and as of March 29, 1997 and March 28, 1998 have been derived from our consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants, but are not included in this report. The selected consolidated financial data below as of and for the nine month period ended December 27, 1997 and for the twelve month period ended January 2, 1999 have been derived from our unaudited consolidated financial statements, not presented herein. In March 1999, the Company changed its fiscal year from the Saturday closest to March 31st to the Saturday closest to December 31st. This resulted in the fiscal years ended March 28, 1998 and January 2, 1999 containing a three-month overlap period, from December 28, 1997 to March 28, 1998. This three-month overlap period included $15,881,000 of net sales and $203,000 of net income. The nine-month period ended December 28, 1997 is also included in the fiscal year ended March 28, 1998. The nine-month period included $46,615,000 of net sales and $4,570,000 of net income. The unaudited consolidated financial statements for each of the periods referred to above include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the unaudited periods. The data below reflect the effect of our recapitalization on February 3, 1998 (the "Recapitalization") and our acquisition of Power Ten on May 29, 1998.

         The information presented below is qualified in its entirety by, and should be read in conjunction with, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Consolidated Financial Statements and Supplemental Data.

                                    FISCAL YEAR ENDED        NINE MONTHS ENDED             FISCAL YEAR ENDED
                                ------------------------ ------------------------ ---------------------------------
                                  MAR. 29,     MAR. 28,    DEC. 27,     JAN. 2,     JAN. 2,     JAN. 1,    DEC. 30,
                                    1997         1998        1997        1999         1999       2000        2000
                                ---------- ------------- ---------- ------------- ---------- ----------- ----------
                                                          (UNAUDITED)             (UNAUDITED)
OPERATING DATA:                                                 (DOLLARS IN THOUSANDS)
Net sales.....................      $45,578      $62,496     $46,615     $47,136      $63,017   $56,059      $65,786
Cost of sales.................       26,973       32,944      24,325      26,000       34,619    32,032       38,152
                                     ------       ------      ------      ------       ------    ------       ------
Gross profit..................       18,605       29,552      22,290      21,136       28,398    24,027       27,634
Selling, general and
   administrative expenses(1).        7,770        9,434       6,781       8,114       10,766    10,005       11,337
Research and development and
   engineering expenses.......        3,973        6,242       4,448       4,912        6,707     5,851        6,675
Amortization expense(2).......        1,314        1,314         985       1,663        1,991     2,432        2,435
                                    -------      -------      ------       -----      -------   -------        -----
Operating income..............        5,548       12,562      10,076       6,447        8,934     5,739        7,187
Interest expense, net.........        1,839        3,341       1,096       8,008       10,253    10,458       10,544
                                    -------      -------     -------      ------     --------  --------       ------
Income (loss) before income
   tax provision (benefit)....        3,709        9,221       8,980      (1,561)     (1,319)   (4,719)      (3,357)
Income tax provision (benefit)        1,872        4,448       4,410        (191)       (152)     (536)          70
                                     ------      -------     -------     --------      ------   -------     --------
Net income (loss).............      $ 1,837      $ 4,773     $ 4,570    $ (1,370)   $ (1,167)  $ (4,183)    $(3,427)
                                    =======      =======     =======    =========   =========  =========    ========

OTHER DATA:
Operating cash flows..........      $ 5,312      $ 7,462     $ 4,535     $ 4,323      $ 7,250   $(1,350)     $(2,637)
Investing cash flows..........      (14,593)      (1,218)       (933)    (17,800)     (18,085)     (674)      (1,252)
Financing cash flows..........        9,499       (4,269)     (4,035)     17,318       17,084        (4)        (366)
Depreciation..................          806          883         615         748        1,024       888          923
Capital expenditures..........          621        1,228         933         294          589       676        1,254
Ratio of combined earnings and
   preferred stock dividends
   to earnings(3).............        2.97x        3.70x       8.76x          --           --        --            --


OTHER NON-GAAP DATA:
Adjusted EBITDA(4)............      $ 7,668      $15,118     $11,669     $ 9,100     $ 12,610    $9,158      $10,523
Adjusted EBITDA margin(5).....        16.8%        24.2%       25.0%       19.3%        20.0%     16.3%        16.0%

BALANCE SHEET DATA:
Total assets..................      $36,597      $44,912     $38,922    $ 63,754      $63,754   $58,545      $56,985
Total debt....................       15,216       90,000      11,211     104,000      104,000   100,000       99,625
Stockholders' equity (deficit)       15,837      (61,471)     20,407     (59,589)    (59,589)   (61,575)     (67,002)


-----------

(1)  In the year ended March 28, 1998 ("Fiscal 1998"), selling, general and administrative expenses include approximately
     $359,000 of nonrecurring expenditures relating to the Recapitalization.
(2)  Amortization expense represents the amortization of goodwill associated with the April 1996 acquisition of Elgar by
     Carlyle-EEC Holdings, Inc., and our May 1998 acquisition of Power Ten.
(3)  In calculating the ratio of earnings to fixed charges, earnings consist of income (loss) before income tax provision
     (benefit), plus fixed charges. Fixed charges consist of interest incurred (which includes amortization of deferred financing costs) whether expensed or capitalized and a portion of rental expense which management believes is a reasonable approximation of an interest factor. Earnings were insufficient to cover fixed charges by approximately $1,776,000 in the nine months ended January 2, 1999, $1,535,000 in the fiscal year ended January 1, 2000 and $3,935,000 in the fiscal year ended December 30, 2000.
(4)  Adjusted EBITDA is the sum of income (loss) before income taxes, interest, depreciation and amortization expense. Adjusted
     EBITDA is presented because we believe that it is a widely accepted financial indicator of a company's ability to service debt. However, adjusted EBITDA should not be considered as an alternative to net income or to cash flows from operating activities, as determined in accordance with generally accepted accounting principles, and should not be construed as an indication of a company's operating performance or as a measure of liquidity. In Fiscal 1998, adjusted EBITDA excludes the nonrecurring expenditures described in note (1) above.
(5)  Adjusted EBITDA margin is equal to Adjusted EBITDA divided by net sales for the periods presented.

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

         As a holding company, we operate through Elgar Electronics Corporation and its wholly owned subsidiary, Power Ten.

RESULTS OF OPERATIONS

         The following table sets forth certain income statement information and other data as a percentage of net sales for the periods indicated. Due to our change in fiscal year end, the information presented below for Fiscal 1998 and the nine month period ended December 27, 1997 contain an overlap of approximately nine months (from March 30, 1997 to December 27, 1997). Additionally, the information presented below for the year ended January 2, 1999 and Fiscal 1998 contain an overlap of approximately three months (from December 28, 1997 to March 28, 1998). The three-month overlap period included $15,881,000 of net sales and $203,000 of net income. The nine-month period ended December 28, 1997 is also included in the twelve-month fiscal year ended March 28, 1998. The nine-month period included $46,615,000 of net sales and $4,570,000 of net income.

                                          FISCAL YEAR ENDED    NINE MONTHS ENDED        FISCAL YEAR ENDED
                                        --------------------- ------------------- -----------------------------
                                         MARCH 29,   MARCH 28, DEC. 27,   JAN. 2,    JAN. 2,   JAN. 1, DEC. 30,
                                            1997       1998      1997       1999      1999      2000     2000
                                        ----------- ---------- --------- -------- ----------- -------- --------
STATEMENT OF OPERATIONS DATA:                                 (unaudited)          (unaudited)
Net sales............................        100.0%   100.0%     100.0%    100.0%     100.0%   100.0%   100.0%
Cost of sales........................         59.2     52.7       52.2      55.2       54.9     57.1     58.0
                                             -----    -----      -----     -----      -----    -----     ----
Gross profit.........................         40.8     47.3       47.8      44.8       45.1     42.9     42.0
Selling, general and administrative
  expenses(1)........................         17.0     15.1       14.6      17.2       17.1     17.9     17.2
Research and development and
  engineering expenses...............          8.7     10.0        9.5      10.4       10.6     10.5     10.1
Amortization expense.................          2.9      2.1        2.1       3.5        3.2      4.3      3.7
                                              -----    -----      -----     -----      -----    -----     ----
Operating income.....................         12.2%    20.1%      21.6%     13.7%      14.2%    10.2%    10.9%
                                              =====    =====      =====     =====      =====    =====    =====

OTHER DATA:
Adjusted EBITDA %(2).................         16.8%    24.2%      25.0%     19.3%      20.0%    16.3%    16.0%


-----------
(1) The fiscal year ended January 2, 1999 includes approximately $359,000 of nonrecurring expenditures relating to the Recapitalization.

(2) Adjusted EBITDA for the fiscal year ended January 2, 1999 excludes the nonrecurring expenditures described in note (1) above.

FISCAL YEAR ENDED DECEMBER 30, 2000 VERSUS FISCAL YEAR ENDED JANUARY 1, 2000

         NET SALES. Net sales in Fiscal 2000 were $65.8 million, an increase of $9.7 million, or 17.3%, from net sales of $56.1 million in Fiscal 1999. This increase was primarily attributable to an increase in sales of programmable DC products, including sales of Sorensen and Power Ten products and sales to Racal, partially offset by a decrease in sales of Other Products and Services. In Fiscal 2000, sales of Power Ten products, which are part of the DC product line, were $12.2 million, an increase of $4.6 million from Fiscal 1999 sales.

         In Fiscal 2000, net sales attributable to the CASS Program, which are included within Other Products and Services, were approximately $6.7 million. We have been notified that the U.S. Navy is winding down the CASS Program, with full-rate production to cease in the second half of 2002. After full-rate production ceases, we expect that our net sales attributable to the CASS Program will decrease fairly significantly as we enter the sustaining phase for the program, where the emphasis will be on small quantity orders, spares and service.

         GROSS PROFIT. Gross profit in Fiscal 2000 was $27.6 million, an increase of $3.6 million, or 15.0%, from gross profit of $24.0 million in Fiscal 1999. The increase in gross profit was mainly due to the increase in net sales which resulted in a $4.2 million increase in gross profit, offset by a $0.6 million decrease in the gross profit margin due to a greater concentration of sales of lower-margin products when compared to Fiscal 1999. In Fiscal 2000, gross margins on Power Ten products were $6.0 million, an increase of $2.1 million from Fiscal 1999 gross margins.

         SELLING, GENERAL & ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses were $11.3 million in Fiscal 2000, an increase of $1.3 million, or 13.0%, from SG&A expenses of $10.0 million in Fiscal 1999. SG&A expenses decreased as a percentage of net sales from 17.9% in Fiscal 1999 to 17.2% in Fiscal 2000. The dollar increase was primarily due to higher sales volume, generating higher commissions of $0.7 million, along with higher advertising costs and sales and marketing expenses.

         RESEARCH AND DEVELOPMENT AND ENGINEERING EXPENSES. Research and development and engineering ("R&D&E") expenses in Fiscal 2000 were $6.7 million, an increase of $0.8 million, or 13.6%, from R&D&E expenses of $5.9 million in Fiscal 1999. R&D&E expenses decreased as a percentage of net sales from 10.5% to 10.1%. The increase in dollars was primarily due to higher compensation expense and increased consulting and material costs at Power Ten, and to a decrease in customer-funded research and development expense in Fiscal 2000 compared to Fiscal 1999. A portion of the Company's R&D&E expenses have historically been funded by customers and the costs associated with the support has been excluded from R&D&E expenses and included in cost of sales.

         AMORTIZATION EXPENSE. Amortization expense was $2.4 million in each of Fiscal 2000 and Fiscal 1999. Amortization expense is comprised of the amortization of goodwill associated with the April 1996 acquisition of Elgar by Carlyle-EEC Holdings, Inc., and our May 1998 acquisition of Power Ten.

         INTEREST EXPENSE. Net interest expense was $10.5 million in each of Fiscal 2000 and Fiscal 1999. In connection with our swap agreement, on a net basis we paid $43,000 of interest to our swap counterparty in Fiscal 1999, and we received $49,000 in interest from our swap counterparty in Fiscal 2000. As of December 30, 2000, all but $2,125,000 of our long-term bank debt was covered by this swap arrangement.

         OPERATING INCOME. Operating income was $7.2 million in Fiscal 2000, an increase of $1.5 million, or 26.3%, from operating income of $5.7 million in Fiscal 1999. Operating income increased as a percentage of net sales from 10.2% in Fiscal 1999 to 10.9% in Fiscal 2000. The increase was due to the factors discussed above.

         INCOME TAXES. Income taxes for Fiscal 2000 contained a tax provision of $0.1 million, compared to a tax benefit of $0.5 million for Fiscal 1999. Losses generated in Fiscal 1999 resulted in carryback benefits that were reflected as a benefit. Losses generated in Fiscal 2000 do not have a carryback benefit and thus have not been recognized because future realization is uncertain.

         NET LOSS. Net loss was $3.4 million in Fiscal 2000, an improvement of $0.8 million, or 19.0%, from net loss of $4.2 million in Fiscal 1999. In order to increase profitability, we have undertaken a number of initiatives to increase sales across our multiple product lines. These include (1) increasing marketing efforts to existing and new semiconductor end-market customers, (2) introducing our value-added-integration services to high tech end customers, (3) introducing over six new products to the marketplace and (4) initiating cost reduction efforts in the manufacturing and procurement processes.

FISCAL YEAR ENDED JANUARY 1, 2000 VERSUS THE 12 MONTHS ENDED JANUARY 2, 1999 (UNAUDITED)

         NET SALES. Net sales in Fiscal 1999 were $56.1 million, a decrease of $6.9 million, or 11.0%, from net sales of $63.0 million in the 12-month period ended January 2, 1999. This decrease was primarily attributable to a $6.3 million decrease in sales to Racal of DC products, a $1.8 million decrease in sales of AC products and a $1.7 million decrease in sales of Other Products and Services. These decreases were partially offset by the inclusion of $3.7 million of Power Ten sales in the seven-month period from the date of acquisition to January 2, 1999.

         GROSS PROFIT. Gross profit in Fiscal 1999 was $24.0 million, a decrease of $4.4 million, or 15.5%, from gross profit of $28.4 million in the 12-month period ended January 2, 1999. The additional $3.7 million of Power Ten sales generated $2.0 million of gross profit for the seven-month period from the date of acquisition to January 2, 1999. The decrease in gross profit was primarily attributable to a 2.2 percent decrease in gross profit margin in Fiscal 1999 compared to the 12-month period ended January 2, 1999. The $6.9 million sales decrease from the 12-month period ended January 2, 1999 to Fiscal 1999 resulted in a $3.2 million decrease in gross profit. Gross profit in Fiscal 1999 was positively impacted in the amount of $1.1 million by a greater concentration of sales of higher-margin products in Fiscal 1999 than in the 12-month period ended January 2, 1999.

         SELLING, GENERAL & ADMINISTRATIVE EXPENSES. SG&A expenses were $10.0 million in Fiscal 1999, a decrease of $0.8 million, or 7.4%, from SG&A expenses of $10.8 million in the 12-month period ended January 2, 1999. SG&A expenses increased as a percentage of net sales from 17.1% in the 12-month period ended January 2, 1999 to 17.9% in Fiscal 1999. The decrease in dollars was primarily due to lower sales volume, which generated $0.2 million less in commissions, along with $0.6 million of nonrecurring expenditures incurred in connection with our February 1998 recapitalization.

         RESEARCH AND DEVELOPMENT AND ENGINEERING EXPENSES. R&D&E expenses in Fiscal 1999 were $5.9 million, a decrease of $0.8 million, or 11.9%, from R&D&E expenses of $6.7 million in the 12-month period ended January 2, 1999. R&D&E expenses decreased as a percentage of net sales from 10.6% to 10.5%. A portion of the Company's R&D&E expenses have historically been funded by customers and the costs associated with the support has been excluded from R&D&E expenses and included in cost of sales. The decrease in dollars and as a percentage of net sales was predominately due to an increase in customer-funded research and development expense in Fiscal 1999 compared to the 12-month period ended January 2, 1999.

         AMORTIZATION EXPENSE. Amortization expense was $2.4 million in Fiscal 1999, an increase of $0.4 million, or 20.0%, from amortization expense of $2.0 million in the 12-month period ended January 2, 1999. Amortization expense is comprised of the amortization of goodwill associated with the April 1996 acquisition of Elgar by Carlyle-EEC Holdings, Inc, and our May 1998 acquisition of Power Ten. The increase was due to the 12-month period ended January 2, 1999 only containing seven months of amortization expense from the Power Ten acquisition as compared to a full year in Fiscal 1999.

         INTEREST EXPENSE. Net interest expense was $10.5 million for Fiscal 1999, an increase of $0.2 million, or 1.9%, from net interest expense of $10.3 million in the 12-month period ended January 2, 1999. The increase was mainly due to 12 months of interest expense on the Senior Notes in Fiscal 1999 compared to only 11 months of such interest expense in the 12-month period ended January 2, 1999.

         OPERATING INCOME. Operating income was $5.7 million in Fiscal 1999, a decrease of $3.2 million, or 36.0%, from operating income of $8.9 million in the 12-month period ended January 2, 1999. Operating income decreased as a percentage of net sales from 14.2% in the 12-month period ended January 2, 1999 to 10.2% in Fiscal 1999. The decrease was due to the factors discussed above.

         INCOME TAXES. Income taxes for Fiscal 1999 contained a tax benefit of $0.5 million, compared to a tax benefit of $0.2 million for the 12-month period ended January 2, 1999. Our effective tax rate was 11.4% for Fiscal 1999 and 11.5% for the 12-month period ended January 2, 1999. Our effective tax rate differs from the statutory tax rate of 40.0% primarily due to the non-deductibility of goodwill for tax purposes and realization of research and development tax credits which we utilize.

         NET LOSS. Net loss was $4.2 million for Fiscal 1999, an increase of $3.0 million from a net loss of $1.2 million in the 12-month period ended January 2, 1999. The widening in net loss was principally due to a decrease in sales volume. In response to this decrease in sales, we undertook, and continue to undertake, a number of initiatives to increase sales across our multiple product lines. These include (1) increasing marketing efforts to existing and new semiconductor end-market customers, (2) introducing our value-added-integration services to high tech end customers and (3) introducing four new products to the marketplace.

NINE MONTHS ENDED JANUARY 2,1999 VERSUS NINE MONTHS ENDED DECEMBER 27, 1997 (UNAUDITED)

         NET SALES. Net sales for the nine months ended January 2, 1999 were $47.1 million, an increase of $0.5 million, or 1.1%, from net sales of $46.6 million for the nine months ended December 27, 1997. During the nine months ended January 2, 1999, increases in (i) sales to the U.S. Navy's CASS Program,
(ii) sales of Sorensen-brand products and (iii) sales of GUPS products and customer service revenues, along with the inclusion of the results of Power Ten, which accounted for $3.7 million of sales in the nine-month period ended January 2, 1999, were offset by a decrease in sales of programmable DC products (primarily attributable to decreased sales to Racal).

         GROSS PROFIT. Gross profit for the nine months ended January 2, 1999 was $21.1 million, a decrease of $1.2 million, or 5.4%, from gross profit of $22.3 million for the nine months ended December 27, 1997. As a percentage of net sales, gross profit decreased from 47.8% for the nine months ended December 27, 1997 to 44.8% for the nine months ended January 2, 1999. Power Ten contributed $2.0 million to gross profit during the nine-month period ended January 2, 1999. The decrease in gross profit was primarily attributable to a
3.0 percent decrease in gross profit
margin in the nine months ended January 2, 1999 compared to the nine months ended December 27, 1997. Gross profit in the nine month period ended January
2, 1999 also was negatively impacted in the amount of $1.4 million due to a greater concentration of sales of lower-margin products when compared to the nine months ended December 27, 1997.

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

         RESEARCH AND DEVELOPMENT AND ENGINEERING EXPENSES. R&D&E expenses were $4.9 million for the nine months ended January 2, 1999, an increase of $0.5 million, or 11.4%, from R&D&E expenses of $4.4 million for the nine months ended December 27, 1997. The increase was primarily due to the inclusion of $0.4 million of such expense from Power Ten and a $0.1 million increase in labor costs. As a percentage of net sales, R&D&E expense increased from 9.5% for the nine months ended December 27, 1997 to 10.4% for the nine months ended January 2, 1999.

         AMORTIZATION EXPENSE. Amortization expense increased to $1.7 million for the nine months ended January 2, 1999 from $1.0 million for the nine months ended December 27, 1997. This increase was due to seven months of amortization expense incurred in connection with our acquisition of Power Ten.

         INTEREST EXPENSE. Net interest expense for the nine months ended January 2, 1999 was $8.0 million, an increase of $6.9 million, from net interest expense of $1.1 million in the nine months ended December 27, 1997. The increase was due to $6.8 million of interest expense on the Senior Notes during the nine months ended January 2, 1999 compared to no interest expense during the nine months ended December 27, 1997, as the Senior Notes were not issued until February 1998.

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

         NET INCOME (LOSS). Net loss was $1.4 million for the nine months ended January 2, 1999, a decrease of $6.0 million from net income of $4.6 million in the nine months ended December 27, 1997. Higher interest expense, a greater concentration of sales of lower-margin products and $1.3 million of higher SG&A were the primary reasons for the decrease in net income resulting in a net loss.

LIQUIDITY AND CAPITAL RESOURCES

         OVERVIEW. Our principal uses of cash are for working capital requirements, debt service requirements and capital expenditures. Based upon current and anticipated levels of operations, and after giving effect to the Fourth Amendment to our Credit Agreement discussed below, we believe that our cash flow from operations, together with amounts available under our credit facility, will be adequate to meet our anticipated requirements through 2001 for working capital, interest payments, amortization of our term loan and capital expenditures. No assurance can be given, however, that this will be the case. As a holding company with no operations or assets other than our ownership of Elgar's capital stock, we must rely on dividends and other payments from Elgar to generate the funds necessary to meet our obligations, including the payment of principal of and interest on the Senior Notes. Although the payment of dividends from Power Ten to Elgar and from Elgar to EHI may be restricted by state corporate laws, there are no contractual restrictions which prohibit Power Ten and Elgar from making such upstream distributions. Depending upon our growth rate and profitability, we may require additional equity or debt financing to meet our working capital requirements or capital equipment needs. There can be no assurance that additional financing will be available when required, or if available, will be on terms satisfactory to us. Our future operating performance and ability to service or refinance the Senior Notes and to repay, extend or refinance indebtedness drawn under the Credit Facility will be subject to future economic conditions and to financial, business and other factors, many of which may be beyond our control.

         CAPITAL REQUIREMENTS. Our capital expenditures were $294,000 in the nine months ended January 2, 1999, $676,000 in Fiscal 1999 and $1,254,000 in Fiscal 2000. Our expenditures during Fiscal 2000 were primarily for capacity expansion at Power Ten and new product support at Elgar.

         SOURCES OF CAPITAL. We are party to a credit agreement with Bankers Trust, as agent (the "Credit Agreement"), which we entered into in connection with our February 1998 recapitalization. Elgar is the borrower under the Credit Agreement and EHI is the guarantor. As amended, the Credit Agreement consists of
(1) a $5.0 million revolving credit facility (the "Revolving Facility") and (2) a $15.0 million term facility (the "Term Facility," and collectively with the Revolving Facility, the "Credit Facility"). We used all of the proceeds from the Term Facility to finance a portion of the purchase price for Power Ten in May 1998. Loans made pursuant to the Revolving Facility may be borrowed, repaid and reborrowed from time to time until February 3, 2003, subject to the satisfaction of certain conditions on the date of any such borrowing. As of December 30, 2000, the $5.0 million Revolving Facility was fully available to us. Payments under the Term Facility are pursuant to an amortization schedule with a final maturity date of February 3, 2003. The outstanding balance of the Term Facility at December 30, 2000 was $9.6 million.

         In March 2000, Elgar, EHI and Bankers Trust entered into a Third Amendment to the Credit Agreement in anticipation of not complying with the EBITDA and fixed charge covenants for the quarter ending on or about March 31, 2000. In addition to receiving waivers for any covenant violations both before and after giving effect to the Third Amendment, the Third Amendment
(i) reset the fixed charge coverage ratio for the quarter ending closest to March 31, 2000 and for following quarters and (ii) reset the minimum EBITDA levels for the quarter ending closest to December 31, 1999 and for following quarters. Elgar was in compliance with the amended financial covenants contained in the Credit Agreement as of December 30, 2000.

         On March 27, 2001, Elgar, EHI and Bankers Trust entered into a Fourth Amendment to the Credit Agreement in anticipation of not complying with the EBITDA and fixed charge covenants for the quarter ending on or about March 31, 2001. In addition to receiving waivers for any covenant violations both before and after giving effect to the Fourth Amendment, the Fourth Amendment
(i) reset the fixed charge coverage ratio for the quarter ending closest to March 31, 2001 and for following quarters, (ii) reset the minimum EBITDA levels for the quarter ending closest to March 31, 2001 and for following quarters, (iii) reset the leverage ratio for the quarter ending closest to March 31, 2001 and for the following quarters, (iv) defers the $875,000 principal payment due on March 31, 2001 until December 31, 2001, (v) defers the $875,000 principal payment due on June 30, 2001 as follows: $292,000 is to be paid on March 31, 2002, $292,000 on June 30, 2002 and $291,000 on
September 30, 2002 and (vi) provides for Elgar to pay the banks an additional 50 basis points of interest on loans outstanding from and after March 27, 2001, as discussed below. The payments referenced in (iv) and (v) are in addition to the currently scheduled principal payments.

         Indebtedness under the Credit Facility bears interest at a floating rate equal to, at our option, the Eurodollar Rate plus a margin of 2.75%, or the Base Rate plus a margin of 1.75%. The margins are subject to reduction as set forth in the Credit Agreement. Pursuant to the Fourth Amendment to the Credit Agreement, Elgar is to pay the banks an additional 50 basis points of interest on loans outstanding from and after March 27, 2001, with such payment of additional interest to be made at maturity or upon earlier repayment of the loans. The effective interest rate on the Term Facility was approximately 9.43% at December 30, 2000. We entered into an interest rate swap agreement in June 1998 that covers $7.5 million of our term loan. This swap agreement terminates in June 2001. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         A substantial portion of the Company's interest expense is attributable to the $90 million of Senior Notes outstanding at a fixed rate of interest. These notes are due in February 2008. Thus, while the swap agreement helps us manage our exposure to increases in interests rates, such swap arrangements will not have an effect on our interest expense under the fixed-rate Senior Notes.

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

INFLATION AND GENERAL ECONOMIC CONDITIONS; BACKLOG

         Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on our results of operations. We do not have a significant number of fixed-price contracts where we bear the risk of cost increases. As of December 30, 2000, we had $0.7 million in backlog for which shipments under those contracts are scheduled after December 31, 2001.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We have only limited involvement in derivative financial instruments. We do not hold or issue derivative financial instruments for trading purposes. As of December 30, 2000, $9,625,000 of outstanding borrowings under our credit facility are at variable interest rates and are thus subject to market risk resulting from interest rate fluctuations. We enter into interest rate swaps in part to alter interest rate exposures. Interest rate swaps allow us to raise long-term borrowings at floating rates and effectively swap them into fixed rates that are lower than those available to us if fixed-rate borrowings were made directly. Under interest rate swaps, we agree with another party to exchange, at specified intervals, the difference between fixed-rate and floating-rate amounts calculated by reference to an agreed notional principal amount. As of December 30, 2000, all but $2,125,000 of our long-term bank debt was covered by this swap arrangement. Thus, our exposure with respect to upward movements in interest rates is limited to this portion of our bank debt.

         In addition, we are exposed to market risks related to fluctuations in interest rates on our $90,000,000 of fixed-rate senior notes. For fixed rate debt such as the senior notes, changes in interest rates generally affect the fair value of the debt instrument. We do not have an obligation to repay the senior notes prior to maturity in February 2008 and, as a result, interest-rate risk and changes in fair value should not have a significant impact on us.

         The tables below provide information as of December 30, 2000 about our derivative instruments and other financial instruments that are sensitive to changes in interest rates.


LONG TERM BANK DEBT (VARIABLE RATE)
-----------------------------------
Principal amount                                       $9,625,000(1)
Variable interest rate                                 9.43%(2)
Maturity--tranche                                      March 29, 2001
Maturity--loan                                         February 3, 2003
Remaining principal payments:
        2001                                           $3,625,000
        2002                                           $4,000,000
        2003                                           $2,000,000

-----------
(1) $7,500,000 of this amount is covered by the interest-rate swap arrangement described below.
(2) Renewals are based on the Eurodollar Rate plus 2.75% for $8.75 million of the principal amount and Base Rate plus 1.75% for $0.875 million of the principal amount.


INTEREST RATE SWAP ARRANGEMENT (FIXED RATE)
-------------------------------------------
Parties                                           The Company (fixed rate payor) and Bankers Trust Company
                                                  (floating rate payor)
Notional amount                                   $7,500,000
Fixed interest rate                               5.83% (1)
Floating interest rate                            6.46375% for the current period (2)
Swap interest income--fiscal year ended
  December 30, 2000                               $48,609 (3)
Commencement date                                 June 24, 1998
Maturity date                                     June 25, 2001
Approximate fair value at
  December 30, 2000                               $10,000

-----------
(1) As the fixed interest rate payor, we are required to pay a fixed rate of 5.83% per annum on the $7,500,000 notional amount, payable quarterly on each March 24, June 24, September 24 and December 24.
(2) As the floating rate payor, Bankers Trust Company is required to pay a floating rate of interest on the $7,500,000 notional amount, based on the three-month London Interbank Offering Rate (LIBOR), payable quarterly on each March 24, June 24, September 24 and December 24.
(3) In connection with the swap agreement, we recorded $48,609 of interest income for the fiscal year ended December 30, 2000.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the name, age and position of each person who is one of our directors or executive officers as of December 30, 2000. Each director holds office until the next annual meeting of the stockholders or until his successor has been elected and qualified. Officers are elected by the Board of Directors and serve at the discretion of the Board.


                     NAME                         AGE                              POSITIONS
--------------------------------------------     -----    ---------------------------------------------------------
Kenneth R. Kilpatrick.......................       63     President and Chief Executive Officer, EHI, Elgar and
                                                              Power Ten; Director, EHI, Elgar and Power Ten
Samuel A. Lewis.............................       52     Vice President--Sales and Marketing, Elgar
Christopher W. Kelford......................       50     Vice President--Finance, Chief Financial Officer and
                                                              Treasurer, EHI and Elgar
Normand E. Precourt.........................       58     Vice President--Engineering, Elgar
John J. Santospirito........................       60     Vice President--Operations, Elgar
Daniel E. Donati............................       43     Vice President--Program Management, Elgar
Thomas Erickson.............................       57     Vice President--Human Resources, Elgar
Gerald D. Price.............................       52     Vice President--Sales and Marketing, Power Ten
David C. Hoffman............................       49     Vice President--Engineering, Power Ten
Dr. John F. Lehman..........................       58     Director, EHI and Elgar
Donald Glickman.............................       67     Vice President, EHI and Elgar; Chairman of the Board, EHI
                                                              and Elgar; Director, Power Ten
George Sawyer...............................       69     Director, EHI and Elgar
Thomas G. Pownall...........................       78     Director, EHI and Elgar
Oliver C. Boileau, Jr.......................       73     Director, EHI and Elgar
Stephen L. Brooks...........................       29     Secretary, EHI and Elgar; Director, EHI, Elgar
Joseph A. Stroud............................       45     Director, EHI and Elgar

William Paul................................       64     Director, EHI and Elgar
Bruce D. Gorchow............................       42     Director, EHI and Elgar


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

         SAMUEL A. LEWIS, Vice President--Sales and Marketing of Elgar, with 25 years of experience in the test and measurement equipment industry, including 21 years with Elgar, is responsible for leading Elgar's sales efforts. Mr. Lewis, who began his career with Elgar in 1972, re-joined Elgar in January 1988 after spending the prior six years as the North American Sales Manager for Wavetek Corporation, a test and measurement company. At Wavetek, Mr. Lewis spearheaded the creation of a central sales management organization, set up area sales offices, and managed 18 representative organizations with 130 sales people. Prior to beginning work with Wavetek in 1982, Mr. Lewis spent nine years with Elgar in the positions of Customer Service Manager and National Sales Manager.

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

         JOHN J. SANTOSPIRITO, Vice President--Operations of Elgar, joined Elgar in July 2000. Prior to that time, Mr. Santospirito was a senior operations executive with GNP Computers from 1998 to 2000, with Artecon, Inc. from 1996 to 1998, with Encad, Inc. from 1995-1996 and with Scientific-Atlantic, Inc. from 1988 to 1995.

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

         DAVID C. HOFFMAN has been the Vice President--Engineering of Power Ten since April 1995. Mr. Hoffman has amassed 25 years of experience in the power electronics industry. Prior to joining Power Ten in 1995, Mr. Hoffman was Director of Engineering at Netframe Systems, Inc., a manufacturer of network file servers. He founded Modular Power Corporation, a producer of state-of-the-art 100kW uninterruptible power supplies. Before founding Modular Power, Mr. Hoffman was manager of power systems at Trilogy Systems and was applications manager at Siliconix, Inc. Mr. Hoffman has been awarded eight patents for his engineering contributions in the power electronics industry.

         DR. JOHN F. LEHMAN, who is a director of EHI and Elgar, is a Managing Principal of J.F. Lehman & Company ("Lehman"). Prior to founding Lehman in 1991, Dr. Lehman was an investment banker with PaineWebber, Incorporated from 1988 to 1991, and served as a Managing Director in Corporate Finance. Dr. Lehman served for six years as Secretary of the Navy, was a member of the National Security Council Staff, served as a delegate to the Mutual Balanced Force Reductions negotiations and was the Deputy Director of the Arms Control and Disarmament Agency. Dr. Lehman served as Chairman of the Board of Directors of Sperry Marine, Inc., and is Chairman of the Board of Directors of Special Devices, Incorporated; he is also a director of Ball Corporation, Burke Industries, Inc. and ISO Inc. and is Chairman of the Princess Grace Foundation, a director of OpSail Foundation and a trustee of LaSalle College High School.

         DONALD GLICKMAN, who is Chairman of the Board and a Vice President of both EHI and Elgar and a director of Power Ten, is a Managing Principal of Lehman. From February 1998 to May 1998, Mr. Glickman was President of EHI. Prior to joining Lehman, Mr. Glickman was a principal of the Peter J. Solomon Company, a Managing Director of Shearson Lehman Brothers Merchant Banking Group and Senior Vice President and Regional Head of The First National Bank of Chicago. Mr. Glickman served as an armored cavalry officer in the Seventh U.S. Army. Mr. Glickman is currently a director of the MSC Software Corporation, Special Devices, Incorporated, Burke Industries, Inc. and Monroe Muffler Brake, Inc. He is also a trustee of MassMutual Corporate Investors and Wolf Trap Foundation for the Performing Arts.

         GEORGE SAWYER, who is a director of EHI and Elgar, is a Managing Principal of Lehman, and has been affiliated with Lehman for the past nine years. From 1993 to 1995, Mr. Sawyer served as the President and Chief Executive Officer of Sperry Marine, Inc. Prior to that time, Mr. Sawyer held a number of prominent positions in private industry and in the U.S. government, including serving as the President of John J. McMullen Associates, the President and Chief Operating Officer of TRE Corporation, Executive Vice President of General Dynamics Corporation, the Vice President of International Operations for Bechtel Corporation and the Assistant Secretary of the Navy for Shipbuilding and Logistics under Dr. Lehman. Mr. Sawyer is a director of Blacklight Power, Inc. and Special Devices, Incorporated and Chairman of the Board of Burke Industries, Inc.. He also serves on the Board of Trustees of Webb Institute and the Mariners' Museum.

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

         STEPHEN L. BROOKS, who is Secretary and a director of EHI and Elgar, is a Vice President of Lehman, having joined Lehman in 1998. Mr. Brooks's responsibilities at Lehman include investment sourcing and execution as well as the financial and capital market aspects of portfolio companies' management. Prior to joining Lehman, Mr. Brooks was an investment banker with Bowles Hollowell Conner & Co. from 1996 to 1998 where he was a founding member of the firm's aerospace and defense merger and acquisition practice.

         JOSEPH A. STROUD, who is a director of EHI and Elgar, is a Principal of Lehman. Mr. Stroud formally joined Lehman in 1996 after having been closely associated with the firm since 1992. Mr. Stroud is responsible for managing the financial and operational aspects of portfolio company value-enhancement. Prior to joining Lehman, Mr. Stroud was the Chief Financial Officer of Sperry Marine, Inc. from 1993 until the company was purchased by Litton Industries, Inc. in 1996. From 1989 to 1993, Mr. Stroud was Chief Financial Officer of the Accudyne and Kilgore Corporations. Mr. Stroud is also a director of Burke Industries, Inc. and Special Devices, Incorporated.

         WILLIAM PAUL is a director of EHI and Elgar. Mr. Paul began his career with United Technologies Corporation ("UTC") at its Sikorsky Aircraft division in 1955. Mr. Paul progressed through a succession of several technical and managerial positions while at Sikorsky, including Vice President of Engineering and Programs and Executive Vice President and Chief Operating Officer, and in 1983 was named President and Chief Executive Officer of Sikorsky Aircraft. In 1994, Mr. Paul was appointed as the Executive Vice President of UTC, Chairman of UTC's international operations and became a member of UTC's management executive committee. Mr. Paul retired from those positions in 1997. Mr. Paul is a Fellow of the St. Vincent's Medical Center and a presidential appointee to the United States Access Board. Mr. Paul is also a director of Special Devices, Incorporated.

         BRUCE D. GORCHOW, who is a director of EHI and Elgar, is a member of the investment advisory board of Lehman. Since 1991, Mr. Gorchow has been Executive Vice President of PPM America, Inc. In 1999, he became President of PPM America Capital Partners, LLC. Prior to his position at PPM America, Mr. Gorchow was a Vice President at Equitable Capital Management, Inc. Mr. Gorchow is also a director of Global Imaging Systems, Inc., Leiner Health Products, Inc., Examination Management Services, Inc., Elizabeth Arden Salon and Spa Holdings, Inc., PPM America, Inc. and Burke Industries, Inc., and is an investment advisor for several investment limited partnerships.

CERTAIN RIGHTS OF HOLDERS OF REDEEMABLE PREFERRED STOCK

         Under certain circumstances, the holders of the Series A Redeemable Preferred Stock may have the right to elect a majority of EHI's directors. See "Certain Relationships and Related Transactions--Shareholders Agreement."

COMMITTEES OF THE BOARD OF DIRECTORS

         AUDIT COMMITTEE. The Audit Committee of the Board of Directors is comprised of Messrs. Pownall (Chairman), Sawyer, Paul and Brooks. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the scope and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls.

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

ITEM 11. EXECUTIVE COMPENSATION

         The following summary compensation table sets forth for 1998, 1999 and 2000 the historical compensation for services to the Company of the Chief Executive Officer and the four most highly compensated executive officers (the "Named Executive Officers") for Fiscal 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                      SECURITIES        ALL OTHER
                                                        SALARY          BONUS         UNDERLYING      COMPENSATION
      NAME AND PRINCIPAL POSITION           YEAR         ($)           ($)(2)          OPTIONS             ($)
-------------------------------------      ------      --------        -------        ----------      ------------
Kenneth R. Kilpatrick................       2000       $225,930        $103,850          160,000          --
  President and Chief Executive             1999        197,498          83,742           80,000          --
    Officer, EHI and Elgar                  1998        184,995         125,000           44,000          --


Samuel A. Lewis......................       2000        134,773          42,460           78,000          --
  Vice President--Sales and Marketing       1999        124,500          39,600           39,000          --
    of Elgar                                1998        117,000          52,700           21,000          --


Gerald D. Price......................       2000        126,352          46,057           50,000          --
  Vice President--Sales and Marketing       1999        121,327          49,220           15,000          --
    of Power Ten (3)                        1998         18,461          12,500            8,000          --


Normand E. Precourt..................       2000        141,777          44,620           76,000          --
  Vice President--Engineering of            1999        129,997          36,953           38,000          --
    Elgar                                   1998        120,994          54,500           19,000          --


David C. Hoffman.....................       2000        129,550          36,437           40,000          --
  Vice President--Engineering of Power      1999        124,671          39,476           12,000          --
  Ten (4)                                   1998         74,880              --            6,000          --


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

(4) Compensation information is included from May 29, 1998, the date Elgar acquired Power Ten.

OPTIONS GRANTED IN THE LAST FISCAL YEAR

         Shown below is information concerning grants of options by the Company to the Named Executive Officers in Fiscal 2000:

                                        NUMBER OF          % OF TOTAL
                                        SECURITIES           OPTIONS
                                        UNDERLYING          GRANTED TO      EXERCISE
                                         OPTIONS            EMPLOYEES       PRICE PER        EXPIRATION
                NAME                    GRANTED(#)          IN FY 2000        SHARE             DATE
----------------------------------      ----------          ----------       --------        ----------
Kenneth R. Kilpatrick.............             0                    --           --              --
Samuel A. Lewis...................             0                    --           --              --
Gerald D. Price...................         8,000                  5.4%          $5.35         12/11/10
Normand E. Precourt...............             0                    --           --              --
David C. Hoffman..................         6,000                  4.0%          $5.35         12/11/10


AGGREGATE OPTION PURCHASES IN LAST FISCAL YEAR-END AND FISCAL YEAR END OPTION VALUES

         The following table summarizes information with respect to the year-end values of all options held by the Named Executive Officers.

                                                                       NUMBER OF SECURITIES
                                                                            UNDERLYING
                                                                        UNEXERCISED OPTIONS    VALUE OF UNEXERCISED
                                        SHARES                          AT FISCAL YEAR-END     IN-THE-MONEY OPTIONS
                                      ACQUIRED ON                        (#) EXERCISABLE/       AT FISCAL YEAR-END
               NAME                    EXERCISE       VALUE REALIZED       UNEXERCISABLE              ($)(1)
----------------------------------    -----------     --------------    -------------------     -------------------
Kenneth R. Kilpatrick.............         0                0              114,000/46,000               $0
Samuel A. Lewis...................         0                0               55,500/22,500               $0
Gerald D. Price...................         0                0               23,333/26,667               $0
Normand E. Precourt...............         0                0               53,833/22,167               $0
David C. Hoffman..................         0                0               19,000/21,000               $0


--------------
(1) Because there is no public market for our Common Stock, the information called for by this column is not relevant or calculable.

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

STOCK OPTION PLAN

         As of December 30, 2000, there were outstanding options granted under the Elgar Holdings, Inc. 1998 Stock Option Plan (the "Stock Option Plan") to purchase 993,000 shares of Common Stock. All options have been granted at fair value, or at a premium thereto, as determined by the Board of Directors of the Company on the date of grant. Options vest ratably over four years and generally expire on the tenth anniversary of the date of grant. The Stock Option Plan is administered by the Stock Option Committee, which is composed solely of non-employee directors. The Stock Option Committee has the authority to interpret the Stock Option Plan; to determine the terms and conditions of options ("Options") granted under the Stock Option Plan; to prescribe, amend and rescind the rules and regulations of the Stock Option Plan; and to make all other determinations necessary or advisable for the administration of the Stock Option Plan. Subject to limitations imposed by law, the Stock Option Committee may amend or terminate the Stock Option Plan at any time and in any manner. However, no such amendment or termination may deprive the recipient of an award previously granted under the Stock Option Plan of any rights thereunder without his or her consent. Under the Stock Option Plan, as amended, 1,164,082 shares of Common Stock are reserved for issuance upon the exercise of options.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the ownership of our Common Stock as of March 1, 2001 by (i) each director, (ii) each of the Named Executive Officers, (iii) all executive officers and directors as a group and (iv) each person who is the beneficial owner of more than 5% of the Common Stock.

                                                                                         PERCENTAGE OF
                                                                       NUMBER               SHARES
        NAME OF INDIVIDUAL OR ENTITY(1)                             OF SHARES(2)         OUTSTANDING(3)
        ---------------------------------------------------         -----------          -------------
        JFL-EEC(4).........................................          3,802,800                66.7%
        John F. Lehman(5)..................................          3,802,800                66.7
        Donald Glickman(5).................................          3,802,800                66.7
        George Sawyer(5)...................................          3,802,800                66.7
        Stephen L. Brooks(5)...............................          3,802,800                66.7
        Joseph Stroud(5)...................................          3,802,800                66.7
        Thomas G. Pownall(6)...............................                 --                  --
        Oliver C. Boileau, Jr.(7)..........................                 --                  --
        William Paul(8)....................................                 --                  --
        Bruce D. Gorchow(9)................................                 --                  --
        Kenneth R. Kilpatrick..............................            234,000(10)             4.1
        Samuel A. Lewis....................................            135,500(10)             2.4
        Gerald D. Price....................................             23,333(10)              *
        Normand E. Precourt................................            103,833(10)             1.8
        David C. Hoffman...................................             19,000(10)              *
        Jackson National Life Insurance Company(11)........            557,500                 9.8
        All directors and executive officers
           as a group (18 persons).........................          4,191,300(10)            73.5

-----------
*   Less than 1%

(1) The address of JFL-EEC and Messrs. Lehman, Glickman, Sawyer, Brooks and Stroud is 2001 Jefferson Davis Highway, Suite 607, Arlington,
         Virginia 22202. The address of Mr. Pownall is 1800 K Street, N.W., Suite 724, Washington, D.C. 20006. The address of Mr. Boileau is 202 North Brentwood Boulevard, Apt. 3A, St. Louis, Missouri 63105. The address of Mr. Paul is 21 Springwood Drive, Trumbull, Connecticut

         06611. The address of Mr. Gorchow and Jackson National Life Insurance Company ("Jackson National") is 225 West Wacker Drive, Chicago, Illinois 60606.

(2) As used in this table, beneficial ownership means the sole or shared power to vote, or to direct the voting of a security, or the sole or shared power to dispose, or direct the disposition of, a security.

(3) Computed based upon the total number of shares of Common Stock outstanding and the number of shares of Common Stock underlying options or warrants held by that person exercisable within 60 days of March 1, 2001. In accordance with Rule 13(d)-3 of the Exchange Act, any Common Stock that will not be outstanding within 60 days of March 1, 2001 that is subject to options or warrants exercisable within 60 days of March 1, 2001 is deemed to be outstanding for the purpose of computing the percentage of outstanding shares of the Common Stock owned by the person holding such options or warrants, but is not deemed to be outstanding for the purpose of computing the percentage of outstanding shares of the Common Stock owned by any other person.

(4) JFL-EEC is a Delaware limited liability company that is an affiliate of Lehman. Through JFL-EEC, J.F. Lehman Equity Investors I, L.P. ("JFLEI"), also an affiliate of Lehman, beneficially owns 60.9% of the Common Stock. Each of Messrs. Lehman, Glickman, Sawyer, Brooks and Stroud, either directly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control JFL-EEC, Lehman and JFLEI. Lehman and JFLEI may be deemed to control the voting and disposition of the shares of the Common Stock owned by JFL-EEC. Accordingly, for certain purposes, Messrs. Lehman, Glickman, Sawyer, Brooks and Stroud may be deemed to be beneficial owners of the shares of Common Stock owned by JFL-EEC.

(5) Includes the shares beneficially owned by JFL-EEC, of which Messrs. Lehman, Glickman, Sawyer, Brooks and Stroud are affiliates.

(6) Mr. Pownall is a member of a limited partner of JFLEI and is on the investment advisory board of Lehman.

(7)      Mr. Boileau is a member of a limited partner of JFLEI.

(8)      Mr. Paul is a member of a limited partner of JFLEI.

(9) Mr. Gorchow is on the investment advisory board of Lehman and is an executive officer of PPM America, Inc., the agent for Jackson National.

(10) Includes options exercisable within 60 days of March 1, 2001 for the following persons and following numbers of shares: (i) 114,000 shares for Mr. Kilpatrick; (ii) 55,500 shares for Mr. Lewis; (iii) 23,333 shares for Mr. Price; (iv) 53,833 shares for Mr. Precourt;
         (v) 19,000 shares for Mr. Hoffman; and (vi) 207,500 shares for all directors and executive officers as a group.

(11) All shares are obtainable upon the exercise of warrants, which are immediately exercisable. Some of the warrants are held by affiliates of Jackson National, which is a noncontrolling member of JFL-EEC.

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

                                                                                          PAGE REFERENCE FORM 10-K
                                                                                          ------------------------
Report of Independent Public Accountants..............................................               F-1

Consolidated Balance Sheets as of January 1, 2000 and December 30, 2000...............               F-2

Consolidated Statements of Operations for the nine months ended January 2,
    1999 and the years ended January 1, 2000 and December 30, 2000....................               F-3

Consolidated Statements of Stockholders' Equity (Deficit) for the nine months ended January 2, 1999 and the years ended January 1, 2000 and
    December 30, 2000.................................................................
                                                                                                     F-4
Consolidated Statements of Cash Flows for  the nine months ended January 2, 1999
    and the years ended January 1, 2000 and December 30, 2000.........................               F-5

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

(b)      Reports on Form 8-K.

         None.

(c)      Exhibits


EXHIBIT NO.        DESCRIPTION
-----------        -------------------------------------------------------------------------------------
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

       10.24       Form of Term Loan Note(1)

       10.25       Form of Revolving Note(1)

       10.26       Form of Swingline Note(1)

       10.27       Elgar Holdings, Inc. 1998 Stock Option Plan(2)

       10.28       Form of Stock Option Agreement(1)


       10.29       Third Amendment, dated as of March 10, 2000, among the Company, Elgar Electronics
                   Corporation, the lenders party to the Credit Agreement and Bankers Trust Company, as
                   Agent(5)

       10.30       Fourth Amendment, dated as of March 27, 2001, among the Company, Elgar
                   Electronics Corporation, the lenders party to the Credit Agreement and Bankers Trust
                   Company, as Agent

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

(5) Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended January 1, 2000, as filed with the Securities and Exchange Commission on March 29, 2000.

         No annual report or proxy material covering our last fiscal year has been or will be sent to security holders of the Company.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Elgar Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of ELGAR HOLDINGS, INC. (a Delaware corporation) and subsidiaries (the "Company") as of January 1, 2000 and December 30, 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for the nine months ended January 2, 1999 and the years ended January 1, 2000 and December 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elgar Holdings, Inc. and subsidiaries as of January 1, 2000 and December 30, 2000, and the results of their operations and their cash flows for the nine months ended January 2, 1999 and the years ended January 1, 2000 and December 30, 2000, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II-Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP
San Diego, California
January 26, 2001
(except with respect to the
  information included in
  note 14, as to which the
  date is March 27, 2001)

                      ELGAR HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                     JANUARY 1,        DECEMBER 30,
                                                                                       2000                2000
                                                                                 ---------------      ---------------
                                               ASSETS
CURRENT ASSETS:

  Cash and cash equivalents.................................................             $ 4,479                $ 224
  Accounts receivable, net of allowance for doubtful accounts of $152 and
   $163, respectively.......................................................               7,253               10,252
  Inventories...............................................................               7,623               10,700
  Deferred tax assets.......................................................                 796                  615
  Prepaids and other........................................................                 984                  424
                                                                                 ---------------      ---------------
      Total current assets..................................................              21,135               22,215

PROPERTY, PLANT AND EQUIPMENT, net .........................................               2,343                2,690

INTANGIBLE ASSETS, net of accumulated amortization of $8,076 and $11,243,
   respectively.............................................................              34,414               31,247

DEFERRED TAX ASSETS, net of current portion.................................                 653                  834
                                                                                 ---------------      ---------------
                                                                                         $58,545              $56,986
                                                                                 ===============      ===============

                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable..........................................................             $ 1,748              $ 3,379
  Accrued liabilities.......................................................               7,665                8,858
  Current portion of long-term debt.........................................               1,250                3,625
                                                                                 ---------------      ---------------
      Total current liabilities.............................................              10,663               15,862

LONG-TERM DEBT, net of current portion......................................              98,750               96,000
                                                                                 ---------------      ---------------
      Total liabilities.....................................................             109,413              111,862
                                                                                 ---------------      ---------------
SERIES A 10% CUMULATIVE REDEEMABLE PREFERRED STOCK,
   no par value, 20,000 shares authorized; 10,000 shares issued and outstanding
                                                                                          10,707               12,126
                                                                                 ---------------      ---------------

STOCKHOLDERS' DEFICIT:
  Series B 6% Cumulative Convertible Preferred Stock, no par value, 5,000
     shares authorized, issued and outstanding..............................               5,000                5,000
  Series C 6% Cumulative Convertible Preferred Stock, no par value, 4,000
     shares authorized, issued and outstanding..............................               4,000                4,000
  Common Stock, $.01 par value, 15,000,000 shares authorized; 4,600,000 and
     4,601,533 shares issued and outstanding, respectively..................                  46                   46
  Additional paid-in capital................................................             (68,581)             (68,572)
  Accumulated deficit.......................................................              (2,040)              (7,476)
                                                                                 ---------------      ---------------
         Total stockholders' deficit........................................             (61,575)             (67,002)
                                                                                 ---------------      ---------------
                                                                                        $ 58,545              $56,986
                                                                                 ===============      ===============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      ELGAR HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                      NINE MONTHS
                                                          ENDED              YEAR ENDED             YEAR ENDED
                                                    JANUARY 2, 1999        JANUARY 1, 2000      DECEMBER 30, 2000
                                                    ---------------        ---------------      -----------------
Net Sales...................................             $47,136                $56,059               $65,786
Cost of sales...............................              26,000                 32,032                38,152
                                                    ---------------        ---------------      -----------------
    Gross profit............................              21,136                 24,027                27,634
Selling, general and administrative expenses               8,114                 10,005                11,337
Research and development and engineering
   expenses.................................               4,912                  5,851                 6,675
Amortization expense........................               1,663                  2,432                 2,435
                                                    ---------------        ---------------      -----------------
    Operating income........................               6,447                  5,739                 7,187
Interest expense, net.......................               8,008                 10,458                10,544
                                                    ---------------        ---------------      -----------------
Loss before income taxes (benefit)..........              (1,561)                (4,719)               (3,357)
Income taxes (benefit) provision ...........                (191)                  (536)                   70
                                                    ---------------        ---------------      -----------------
    Net loss................................            $ (1,370)               $(4,183)              $(3,427)
                                                    ===============        ===============      =================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      ELGAR HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                                             RETAINED
                                                  SERIES B       SERIES C                       ADDITIONAL   EARNINGS
                                              PREFERRED STOCK PREFERRED STOCK    COMMON STOCK    PAID-IN   (ACCUMULATED
                                              SHARES   AMOUNT SHARES AMOUNT    SHARES    AMOUNT  CAPITAL      DEFICIT)    TOTAL
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, March 28, 1998                         --      $--     --   $--       4,600,000   $46  $(67,949)     $ 6,432    $(61,471)

  Recapitalization consideration                --       --     --    --            --    --        (632)        --          (632)

  Issuance of Series B preferred stock         5,000    5,000   --    --            --    --        --           --         5,000
  Series A preferred stock dividend-in-kind     --       --     --    --            --    --        --           (799)       (799)

  Series B preferred stock dividend accrual     --       --     --    --            --    --        --           (189)       (189)
  Accretion of discount on Series A preferred
    stock                                       --       --     --    --            --    --        --           (128)       (128)

  Net loss                                      --       --     --    --            --    --        --         (1,370)     (1,370)
                                               ----- --------  ----- --------  ---------  ---- ---------     --------    --------

BALANCE, January 2, 1999                       5,000    5,000   --     --      4,600,000    46   (68,581)       3,946     (59,589)

  Issuance of Series C preferred stock          --       --    4,000    4,000       --    --        --           --         4,000
  Series A preferred stock dividend-in-kind     --       --     --       --         --    --        --         (1,135)     (1,135)
  Series B preferred stock dividend accrual     --       --     --       --         --    --        --           (316)       (316)
  Series C preferred stock dividend accrual     --       --     --       --         --    --        --           (186)       (186)
  Accretion of discount on Series A preferred
    stock                                       --       --     --       --         --    --        --           (166)       (166)

  Net loss                                      --       --     --       --         --    --        --         (4,183)     (4,183)
                                               ----- --------  ----- --------  ---------  ---- ---------     --------    ---------
BALANCE, January 1, 2000                       5,000    5,000  4,000    4,000  4,600,000    46   (68,581)      (2,040)    (61,575)

  Exercise of stock options                     --       --     --       --        1,533  --           9         --             9
  Series A preferred stock dividend-in-kind     --       --     --       --         --    --        --         (1,252)     (1,252)
  Series B preferred stock dividend accrual     --       --     --       --         --    --        --           (335)       (335)
  Series C preferred stock dividend accrual     --       --     --       --         --    --        --           (255)       (255)
  Accretion of discount on Series A preferred
    stock                                       --       --     --       --         --    --        --           (167)       (167)

  Net loss                                      --       --     --       --         --    --        --         (3,427)     (3,427)
                                               ----- --------  ----- --------  ---------  ---- ---------     --------    ---------

BALANCE, December 30, 2000                     5,000 $  5,000  4,000 $  4,000  4,601,533  $ 46 $ (68,572)    $ (7,476)   $(67,002)
                                               ===== ========  ===== ========  =========  ==== =========     ========    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      ELGAR HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                       NINE MONTHS
                                                                          ENDED         YEAR ENDED       YEAR ENDED
                                                                        JANUARY 2,      JANUARY 1,       DECEMBER 30,
                                                                           1999            2000             2000
                                                                       -----------     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss......................................................          $ (1,370)        $ (4,183)       $ (3,427)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
      Amortization of intangibles...............................             1,663            2,432           2,435
      Amortization of deferred loan costs.......................               536              734             732
      Depreciation and amortization of property, plant and
         equipment..............................................               748              888             901
      Loss on sale of property, plant and equipment.............                --               23               4
      Changes in operating assets and liabilities, excluding
        effects of acquisition:
         Accounts receivable....................................             2,542           (2,085)         (2,999)
         Inventories............................................               375            1,472          (3,077)
         Prepaids and other.....................................              (914)             372             560
         Deferred tax assets....................................               403               --              --
         Accounts payable.......................................              (510)          (1,416)          1,631
         Accrued liabilities....................................               850              413             603
                                                                       -----------     ------------      ------------
             Net cash provided by (used in) operating
               activities.......................................             4,323           (1,350)         (2,637)
                                                                       -----------     ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment....................              (294)            (676)         (1,254)
  Proceeds from sales of property, plant and equipment..........                 --               2               2
  Acquisition of Power Ten, net of cash acquired................           (17,506)              --              --
                                                                       -----------     ------------      ------------
             Net cash used in investing activities..............           (17,800)            (674)         (1,252)
                                                                       -----------     ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from preferred stock issuance........................             5,000            4,000              --
  Proceeds from exercise of options.............................                --               --               9
  Proceeds from borrowings......................................            15,000               --              --
  Deferred financing costs......................................            (1,037)              --              --
  Repayment on debt.............................................            (1,000)          (4,000)           (375)
  Payments under capital leases.................................               (13)              (4)             --
  Recapitalization consideration................................              (632)              --              --
                                                                       -----------     ------------      ------------
             Net cash provided by (used in) financing activities            17,318               (4)           (366)
                                                                       -----------     ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............             3,841           (2,028)         (4,255)

CASH AND CASH EQUIVALENTS, beginning of period..................             2,666            6,507           4,479
                                                                       -----------     ------------      ------------
CASH AND CASH EQUIVALENTS, end of period........................           $ 6,507         $  4,479       $     224
                                                                       ===========     ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest........................................           $ 5,147         $  9,826       $   9,843
  Cash paid for income taxes....................................               427               35              33
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Series A preferred stock dividend-in-kind.....................           $   799         $  1,135       $   1,252
  Series B and C preferred stock dividend accrual...............               189              502             590
  Accretion of discount on Series A preferred stock.............               128              166             167


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              ELGAR HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. COMPANY OPERATIONS

         Elgar Holdings, Inc., a Delaware corporation (the "Company") manufactures and sells programmable power supply units through its direct and indirect wholly owned subsidiaries, Elgar Electronics Corporation ("Elgar") and Power Ten, for semiconductors, telecommunications, measurement and control, and defense applications. The Company's primary sales are within the United States and Europe.

         In April 1996, the Company acquired all of the outstanding common stock of Elgar Electronics Corporation ("Elgar") (the "Acquisition"). The Acquisition was accounted for as a purchase and, accordingly, the purchase price of $33 million was allocated to the assets acquired and liabilities assumed at their fair values. The excess of purchase price over the net assets acquired of approximately $19.7 million was recorded as goodwill, and is being amortized over 15 years on a straight line basis. The acquisition was funded with $14 million in cash and the proceeds from $19 million in term debt, which was paid off in connection with the Recapitalization (as defined below).

         In January 1998, the Company entered into an Agreement and Plan of Merger (the "Recapitalization Agreement") pursuant to which the Company was recapitalized on February 3, 1998 (the "Recapitalization"). Pursuant to the Recapitalization Agreement, all shares of the predecessor company's then-existing common stock, other than those retained by certain members of management and certain other stockholders (the "Continuing Shareholders"), were converted into the right to receive cash based upon a formula. The Continuing Shareholders agreed to retain approximately 15% of the common equity of the Company. In order to finance the Recapitalization, the Company (i) issued $90 million of senior notes in a debt offering, (ii) received $19 million in cash from an investor group for common stock and (iii) received $10 million in cash for the issuance of redeemable preferred stock.

         In May 1998, Elgar acquired all issued and outstanding shares of capital stock of Power Ten for $17.8 million in cash. The acquisition has been accounted for as a purchase. In connection with the acquisition, Elgar entered into non-compete agreements with the two former stockholders of Power Ten. At closing, Elgar paid each former stockholder $120,000 as consideration for their agreement not to compete. The acquisition was financed by the issuance of 5,000 shares of Series B Convertible Preferred Stock for $5 million in cash and borrowings of $15 million under the amended credit facility (see Notes 4 and 5). In connection with the Power Ten acquisition and the financing thereof, Elgar recorded approximately $16.1 million of goodwill (representing the excess of purchase price over the net assets acquired) and approximately $0.9 million of deferred financing costs, both of which are included in intangible assets as of January 1, 2000 and December 30, 2000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries, Elgar and Power Ten. All significant intercompany accounts and transactions have been eliminated in consolidation.

   FISCAL YEAR

         The Company operates and reports financial results on a fiscal year of 52 or 53 weeks. On March 26, 1999, the Company changed its fiscal year end from the Saturday closest to March 31 to the Saturday closest to December 31. Accordingly, results of operations presented in the accompanying financial

                              ELGAR HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

statements include the nine month transition period ended January 2, 1999 and the years ended January 1, 2000 and December 30, 2000.

   CASH AND CASH EQUIVALENTS

         Cash equivalents at January 1, 2000 and December 30, 2000 consist of a money market account in a financial institution.

   INVENTORIES

         Inventories, which include materials, direct labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market.

   PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is recorded at cost. Depreciation of property, plant and equipment is provided using the straight-line method over the estimated useful lives of the related assets. Maintenance, repairs and betterments are expensed as incurred.

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

   INCOME TAXES

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires the use of the asset and liability method in providing for income taxes. Under the asset and liability method, deferred tax assets and liabilities are established to recognize the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which temporary differences are expected to be recovered or settled. The effects on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Current income tax expense is the amount of income taxes expected to be payable in the current year.

   REVENUE RECOGNITION

         For products, the Company recognizes revenue upon shipment of goods and the passage of title to the customer. For services, the Company recognizes revenue as the related services are performed. The

                              ELGAR HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company's revenue recognition policies are in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101").

   CUSTOMER-FUNDED RESEARCH AND DEVELOPMENT

         The Company capitalizes certain costs associated with customer-funded research and development. Revenue is recorded when earned under such projects and costs incurred are charged to cost of sales. Customer-funded research and development was insignificant for the nine months ended January 2, 1999, $0.7 million for the year ended January 1, 2000 and $0.5 million for the year ended December 30, 2000.

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

   USE OF ESTIMATES

         The preparation of financial statements in conformity accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

   FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of certain of the Company's financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximates fair value due to their short term nature.

   RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 was amended in June 1999 by SFAS No. 137 "Accounting for Derivative Instrument and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", and in June 2000 by SFAS No. 138 for "Accounting for Certain Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133." These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value with changes from fair value reflected in operations. The Company adopted the provisions of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, in January 2001, and the effect of the adoption was immaterial to its financial statements.

         In December 1999, the Securities and Exchange Commission ("SEC") issued SAB 101. This bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied to revenue recognition. In June 2000, the SEC issued SAB 101B which deferred the

                              ELGAR HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

implementation of SAB 101 to the fourth quarter for fiscal years beginning after December 15, 1999. The Company believes its accounting policies conform to the provisions of SAB 101.

         In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus on EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 requires that all amounts billed to a customer in a sales transaction related to shipping and handling, if any, represent revenue to the vendor and should be classified as revenue. There has been no consensus at this time on the treatment for the related costs. This EITF was effective in the fiscal year ended December 30, 2000. The adoption of EITF 00-10 did not have a material effect on the Company's consolidated financial statements, results of operations or related disclosures thereto.

3. SUPPLEMENTARY FINANCIAL INFORMATION

         Inventories are comprised of the following (in thousands):


                                                JANUARY 1, 2000       DECEMBER 30, 2000
                                                ---------------       -----------------
Raw materials                                        $3,789                 $6,033
Work-in-process                                       2,482                  3,230
Finished goods                                        1,352                  1,437
                                                     ------                -------
                                                     $7,623                $10,700
                                                     ======                =======

         Property, plant and equipment and the related depreciable lives are as follows (in thousands):


                                                     JANUARY 1, 2000       DECEMBER 30, 2000
                                                     ---------------       -----------------
ASSET TYPE/DEPRECIABLE LIFE
Machinery and equipment/4-6 years                         $ 4,088                   $5,048
Leasehold improvements/lease term                             749                      966
Furniture and fixtures/4 years                                443                      666
Construction in progress                                      156                       39
                                                          -------                   ------
                                                            5,436                    6,719

Less: Accumulated depreciation and amortization            (3,093)                  (4,029)
                                                          -------                   ------
                                                          $ 2,343                  $ 2,690
                                                          =======                   ======

         Accrued liabilities consist of the following (in thousands):


                                                JANUARY 1, 2000       DECEMBER 30, 2000
                                                ---------------       -----------------
Payroll and related......................             $2,066                    $2,341
Warranty reserve.........................                494                       455
Commissions..............................                368                       477
Interest payable.........................              3,726                     3,688
Dividends payable........................                692                     1,282
Other....................................                319                       615
                                                      ------                    ------
                                                      $7,665                    $8,858
                                                      ======                    ======

4. CONCENTRATION OF CREDIT RISK

         Sales to two customers, in the aggregate, accounted for approximately 32% and 30% of the Company's sales for the nine months ended January 2, 1999 and the year ended January 1, 2000,

                              ELGAR HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

respectively. No individual customer represented greater than 10% of sales for the year ended December 30, 2000. The Company performs ongoing credit evaluation of its customers' financial condition. The Company maintains reserves for potential credit losses.

5. LONG-TERM DEBT AND REVOLVING LINE OF CREDIT

         At January 1, 2000 and December 30, 2000, the Company's long-term debt consisted of the following (in thousands):


                                                                 JANUARY 1,        DECEMBER 30,
                                                                    2000               2000
                                                               --------------- --------------------
Senior Notes due February 1, 2008 with an interest rate of         $ 90,000             $ 90,000
    9.875%
Term Notes due through February 3, 2003 with interest rates
    ranging from 8.0% to 11.25%                                      10,000                9,625
                                                               --------------- --------------------
                                                                    100,000               99,625
Less: current portion                                                (1,250)              (3,625)
                                                               --------------- --------------------
Long term portion                                                   $98,750             $ 96,000
                                                               =============== ====================

         Principal maturities under notes payable are as follows:


        FISCAL YEAR             AMOUNT
        -----------          -------------
           2001                  $ 3,625
           2002                    4,000
           2003                    2,000
           2004                       --
           2005                       --
        Thereafter                90,000
                             -------------
           Total                 $99,625
                             =============

         The principal payments due on the term notes are due at the end of each quarter. The payment due on December 31, 2000, a Sunday, was paid on January 2, 2001, the first business day of the next fiscal quarter. The current portion of long-term debt includes the principal payments due on December 31, 2000, March 31, 2001, June 30, 2001 and September 30, 2001 as they are due to be paid on January 2, 2001, April 2, 2001, July 2, 2001 and October 1, 2001, respectively. The payment due December 31, 2001 is due to be paid on the first day of fiscal year 2002, and therefore is included in the maturity table as due in fiscal 2002.

         On March 27, 2001, Elgar and the Company entered into a Fourth Amendment to the Credit Agreement that, among other things, deferred certain principal payments under the term loan. See Note 14 below for a description of that amendment.

         Interest expense related to the $90 million of senior notes was approximately $6.7 million for the nine months ended January 2, 1999 and $8.9 million for each of the fiscal years ended January 1, 2000 and December 30, 2000. Interest expense related to the term notes and revolving line of credit was approximately $0.8 million for the nine months ended January 2, 1999 and $0.9 million for each of the fiscal years ended January 1, 2000 and December 30, 2000.

                              ELGAR HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   SENIOR NOTES

         The Senior Notes bear interest at a rate of 9.875% per annum, payable semi-annually on February 1st and August 1st, with a maturity date of February 1, 2008.

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

         The Senior Notes were issued on February 3, 1998. The Company believes that the fair value of the notes was $63 million at January 1, 2000 and $55 million at December 30, 2000.

   CREDIT FACILITY AND TERM NOTES

         In 1998, Elgar, as borrower, and the Company, as guarantor, entered into a Loan and Security Agreement with a bank to provide Elgar with a $15 million Revolving Facility which matures on February 3, 2003. No amounts were outstanding under this revolving facility as of January 1, 2000 or December 30, 2000.

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

                              ELGAR HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         Elgar was in compliance with the amended financial covenants contained in the Credit Agreement as of January 1, 2000. In March 2000, Elgar and the Company entered into a Third Amendment to the Credit Agreement in anticipation of not complying with the EBITDA and fixed charge covenants for the quarter ending on or about March 31, 2000. In addition to receiving waivers for any covenant violations both before and after giving effect to the Third Amendment, the Third Amendment (i) reset the fixed charge coverage ratio for the quarter ending closest to March 31, 2000 and for following quarters and (ii) reset the minimum EBITDA levels for the quarter ending closest to March 31, 2000 and for following quarters.

         Elgar was in compliance with financial covenants contained in the Credit Agreement as of December 30, 2000. On March 27, 2001, Elgar and the Company entered into a Fourth Amendment to the Credit Agreement. See Note 14 below for a description of that amendment.

   DEFERRED FINANCING COSTS

         In connection with the issuance of the Senior Notes and entering into the credit facility agreement, the Company incurred debt issuance costs of approximately $5.6 million that are being amortized to interest expense over the term of the related debt. Accumulated amortization was approximately $1.1 million at January 1, 2000 and $1.6 million at December 30, 2000.

   CAPITAL CALL AGREEMENT

         In connection with amending the aforementioned credit agreement, the Company, Elgar and the Company's majority shareholder entered into a capital call agreement with Bankers Trust (the "Capital Call Agreement"). On February 12, 1999, in connection with entering into the First Amendment and Waiver to the Credit Agreement, the majority shareholder agreed to make a capital contribution to the Company by no later than March 31, 1999 in the amount of $4.0 million. This contribution was made on March 30, 1999, at which time the Company transferred the funds to Elgar for purposes of repaying outstanding indebtedness under the Credit Agreement (see Note 6, Convertible Preferred Stock, below). In addition, on February 12, 1999, the majority shareholder entered into an Amended and Restated Capital Call Agreement with Bankers Trust pursuant to which, among other things, the majority shareholder agreed to contribute up to an additional $5.0 million of capital to the Company upon the occurrence of certain events, including the Company's failure to comply with certain financial covenants contained in the Amended and Restated Capital Call Agreement.

                              ELGAR HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. PREFERRED STOCK

   REDEEMABLE PREFERRED STOCK

         In connection with the Recapitalization, the Company issued 10,000 shares of redeemable preferred stock, designated as Series A 10% Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock"), for cash proceeds of $10 million. In connection with such issuance, the Company also issued to the purchasers warrants to purchase 707,488 shares of the Company's common stock. The Company has attributed a value of $1.7 million to the warrants, which is included in additional paid-in-capital as of January 1, 2000 and December 30, 2000.

         Dividends are payable to the holders of the Series A Preferred Stock at the annual rate per share of 10% times the sum of $1,000 and accrued but unpaid dividends. Dividends shall be payable at the rate of 0.10 per share of Series A Preferred Stock through January 31, 2001, and in cash on and after April 30, 2001. Dividends are payable quarterly on January 31, April 30, July 31, and October 31 of each year, commencing April 30, 1998. Dividends shall be fully cumulative and shall accrue on a quarterly basis.

         If the cash dividends payable on the Series A Preferred Stock shall have been in arrears and unpaid for four or more successive dividend payment dates, then until the date on which all such dividends in arrears are paid in full, dividends shall accrue and be payable to the holders at the annual rate of 12% times the sum of $1,000 per share and accrued but unpaid dividends thereon. Upon payment in full of all dividends in arrears, cash dividends will thereafter be payable at the 10% annual rate set forth above. There were no dividends in arrears as of January 1, 2000 or December 30, 2000.

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

                              ELGAR HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         In connection with entering into the First Amendment and Waiver to the Credit Agreement (see Note 5), the Company's majority shareholder agreed to make a capital contribution to the Company by no later than March 31, 1999 in the amount of $4.0 million. In order to effectuate the contribution on March 30, 1999, the Company issued 4,000 shares of Series C 6% Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") for cash proceeds of $4.0 million. The offering, which was made in compliance with the subscription rights contained in the Company's Shareholders Agreement, was completed on March 30, 1999 (See Note 7).

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

         Holders of shares of the Series B and Series C Preferred Stock will have the right, at such holder's option, at any time following a Triggering Event (as defined), to convert all or a portion of such shares into the Company's common stock, excluding accrued dividends, at the conversion price of $5.00 per share for the Series B and $0.75 per share for the Series C, respectively, subject to adjustments pursuant to certain anti-dilution provisions. The Board of Directors established the conversion price on the Series C Preferred Stock at a premium to fair market value on the date of issuance.

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

         The Series B Preferred Stock and Series C Preferred Stock, which rank on a parity with each other, rank junior to the Series A Preferred Stock in terms of dividend payments and liquidation preferences.

                              ELGAR HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. COMMON STOCK

   SHAREHOLDER AGREEMENT

         The Company and its stockholders are party to a Shareholders Agreement. Among other provisions, the Shareholders Agreement contains a provision regarding subscription rights. This provision provides that the Company is not permitted to issue equity securities, or securities convertible into equity securities, to any person unless the Company has offered to issue to each of the other stockholders party to the agreement, on a pro rata basis, an opportunity to purchase such securities on the same terms, including price, and subject to the same conditions as those applicable to such person.

   STOCK SPLIT

         On June 5, 2000, the Company's Board of Directors effected a two-for-one common stock split in the form of a stock dividend and increased the number of shares authorized from 5,000,000 to 15,000,000. As a result of this action, 2,300,000 shares were issued to shareholders of record on June 5, 2000. The accompanying consolidated financial statements and related financial information contained herein have been restated to give effect for the stock split.

   WARRANTS

         At January 1, 2000 and December 30, 2000, the holders of Series A Preferred Stock held warrants to purchase an aggregate of 707,488 shares of common stock at an exercise price of $2.50 per share. The exercise price and number of warrant shares are both subject to adjustment in certain events.

8. DERIVATIVE FINANCIAL INSTRUMENTS

   INTEREST RATE SWAP

         The Company has only limited involvement in derivative financial instruments and does not hold or issue them for trading purposes. Certain amounts borrowed under the Company's Credit Facility are at variable interest rates and the Company is thus subject to market risk resulting from interest rate fluctuations. The Company enters into interest rate swaps in part to alter interest rate exposures. Under interest rate swaps, the Company agrees with another party to exchange, at specified intervals, the difference between fixed-rate and floating-rate amounts calculated by reference to an agreed notional principal amount. The Company's exposure with respect to upward movements in interest rates is with respect to the portion of its variable-rate bank debt that is not covered by the swap.

         On June 22, 1998, the Company entered into an interest rate swap agreement with a bank with a notional amount of $7.5 million. Under the swap agreement, the Company is required to pay a fixed rate of 5.83% on each March 24, June 24, September 24 and December 24, commencing on September 24, 1998. The swap agreement terminates on June 25, 2001. The notional amount of the swap was $7.5 million on January 1, 2000 and December 30, 2000. The Company receives a floating rate based on the three-month London Interbank Offering Rate (LIBOR) on the same dates as described above. In connection with the swap agreement, the Company made net interest payments in the amounts of $10,000 for the nine months ended January 2, 1999 and $43,000 for the year ended January 1, 2000, and received a net interest payment of $49,000 for the year ended December 30, 2000. The fair market value of the swap at December 30, 2000 was approximately $10,000.

         In addition, the Company is exposed to market risks related to fluctuations in interest rates on the Senior Notes. For fixed rate debt such as the Senior Notes, changes in interest rates generally affect the

                              ELGAR HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fair value of the debt instrument. The Company does not have an obligation to repay the Senior Notes prior to maturity in February 2008 and, as a result, interest-rate risk and changes in fair value should not have a significant impact on the Company.

9. STOCK-BASED COMPENSATION

   STOCK OPTION PLAN

         On July 15, 1998, the Company adopted the 1998 Stock Option Plan (the "Option Plan"), which provided for the issuance of up to 530,748 shares of common stock pursuant to awards granted under the Option Plan. In March 1999, the Company amended its Stock Option Plan to provide for the issuance of up to 1,164,082 shares of common stock under the Option Plan. All options have been granted at fair value, or at a premium thereof, on the date of grant, as determined by the Board of Directors. Options vest ratably over four years and generally expire on the tenth anniversary of the date of grant. The stock option grants in both 1999 and 2000 were made at a premium to the fair value on the date of grant. The options outstanding reflected in the table below have a weighted-average remaining contractual life of 8.21 years. Option activity for the nine months ended January 2, 1999 and the years ended January 1, 2000 and December 30, 2000 is summarized as follows:


                                                    NUMBER OF           WEIGHTED AVERAGE
                                                      SHARES              EXERCISE PRICE
                                                    ---------           ----------------
Outstanding as of March 28, 1998                           --                        --
    Granted                                           509,500                     $7.50
    Exercised                                              --                        --
    Forfeited                                              --                       --
                                                    ---------           ----------------
Outstanding as of January 2, 1999                     509,500                     $7.50
    Granted                                           410,200                      2.75
    Exercised                                              --                        --
    Forfeited                                         (41,500)                     7.50
                                                    ---------           ----------------
Outstanding as of January 1, 2000                     878,200                     $5.28
    Granted                                           150,500                      5.35
    Exercised                                          (1,533)                     5.85
    Forfeited                                         (34,167)                     5.29
                                                    ---------           ----------------
Outstanding as of December 30, 2000                   993,000                     $5.29
Exercisable as of December 30, 2000                   396,812                     $5.29

         The Company has adopted only the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," pertaining to disclosure. The following amounts are shown for disclosure purposes only, and may not be representative of future calculations since additional options may be granted in future years. If the Company had recognized compensation cost for stock-based employee compensation in accordance with the provisions of SFAS No. 123, the Company's net loss would have increased by approximately $36,000 for the nine months ended January 2, 1999, $395,000 for the year ended January 1, 2000 and $365,000 for the year ended December 30, 2000. The fair value of these options was estimated at the date of grant using an option-pricing model with the following weighted-average assumptions for the above periods: expected volatility of 0%; risk-free interest rate of 4.77, 5.48 and 5.76 percent for the nine months ended January 2, 1999 and the years ended January 1, 2000 and December 30, 2000, respectively; expected option life of 10 years; and no dividend yield.

                              ELGAR HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. INCOME TAXES

         The provision (benefit) for income taxes consists of the following (in thousands):


                                        NINE MONTHS ENDED          YEAR ENDED             YEAR ENDED
                                         JANUARY 2, 1999        JANUARY 1, 2000       DECEMBER 30, 2000
                                      ---------------------- ----------------------- ---------------------
Current
    Federal                                      $ (419)                 $ (493)                  $ 60
    State                                           (74)                    (43)                    10
                                                --------                 -------                  ----
                                                   (493)                   (536)                    70
Deferred
    Federal                                         257                      --                    --
    State                                            45                      --                    --
                                                --------                 -------                  ----
                                                    302                      --                    --
                                                --------                 -------                  ----
Provision (benefit) for income taxes             $ (191)                 $ (536)                  $ 70
                                                ========                 =======                  ====


         The provision (benefit) for income taxes reconciles to the amounts computed by applying the Federal statutory rate to income (loss) before taxes as follows (dollars in thousands):


                                   NINE MONTHS ENDED               YEAR ENDED                   YEAR ENDED
                                    JANUARY 2, 1999              JANUARY 1, 2000             DECEMBER 30, 2000
                               --------------------------- ----------------------------- ---------------------------
Computed statutory tax             (34.00)%      $(531)         (34.00)%     $(1,604)        (34.00)%     $(1,141)
State income taxes, net of
  federal benefit                   (6.00)%        (94)          (3.00)%        (142)         (6.00)%        (201)
Permanent differences from
  amortization of intangible
  assets                            41.90%         654           20.20%          953          27.90%          938
Increase in valuation
  allowance                            --           --            7.60%          357          17.10%          574
Other                                6.80%         107              --            --             --           --
R&D credits                        (20.90)%       (327)          (2.10)%        (100)         (3.00)%        (100)
                               -------------- ------------ --------------- ------------- ------------- -------------
Provision (benefit) for
  income taxes                      (12.20)%     $ (191)         (11.30)%       $(536)          2.00%         $70
                               ============== ============ =============== ============= ============= =============

                              ELGAR HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows (in thousands):


                                                            JANUARY 1, 2000          DECEMBER 30, 2000
                                                            ---------------          -----------------
Current deferred taxes
    Section 163(j) interest carryforwards                           $   436                     $ 440
    Accrued expenses                                                    245                       349
    Other                                                               115                       167
    Less Valuation Allowance                                             --                      (341)
                                                                    -------                     ------
        Total current deferred taxes                                    796                       615
                                                                    -------                     ------
Noncurrent deferred taxes
    Depreciation and UNICAP                                             238                       288
    Inventory                                                           500                       609
    Other                                                               272                       527
                                                                    -------                     ------
      Less: Valuation allowance                                        (357)                     (590)
                                                                    -------                     ------
        Total non-current deferred taxes                                653                       834
                                                                    -------                     ------
                                                                     $1,449                    $1,449
                                                                    =======                    ======

         Management believes that realization of a portion of the Company's deferred tax assets is uncertain and, accordingly, has recorded a valuation allowance.

11. COMMITMENTS AND CONTINGENCIES

   LITIGATION

         The Company is subject to various claims as a result of its ongoing business activities. Management believes that the outcome of any such claims will not have a material adverse effect on the Company's financial position or results of operations.

   LEASE COMMITMENTS

         The Company leases its facilities and certain equipment under non-cancelable operating leases that expire through 2005. The Company's primary facility lease expires in 2002 and contains an option to extend the lease for two additional five-year periods. Rent expense under operating leases amounted to $965,000 for the nine months ended January 2, 1999, $1,299,000 for the year ended January 1, 2000 and $1,488,000 for the year December 30, 2000.

         Minimum future lease payments as of December 30, 2000 under operating leases are as follows (in thousands):


                   YEAR                 OPERATING LEASES
               --------------------- ------------------------
                   2001                        $1,499
                   2002                         1,188
                   2003                           150
                   2004                           126
                   2005                           103
                                           ----------
                                               $3,066
                                           ==========

                              ELGAR HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   LEASE INCOME

         The Company sub-leases certain of its office space for approximately $7,700 per month under a sublease expiring in July 2001. Future income expected under the sublease is $50,000.

12. INCENTIVE COMPENSATION ARRANGEMENTS

         The Company instituted an employee bonus program in 1996 under which all non-management employees are paid bonuses based on the achievement of certain performance criteria, as defined in the bonus program. The Company incurred expenses of $264,000 for the nine months ended January 2, 1999, $293,000 for the year ended January 1, 2000 and $521,000, for the year ended December 30, 2000 under this compensation arrangement.

         The Company has a management incentive program under which management-level employees are paid incentives based on the achievement of certain performance criteria. The Company incurred expenses of $409,000 for the year ended January 1, 2000 and $470,000 for the year ended December 30, 2000 under this compensation arrangement. There was no expense associated with this program for the nine months ended January 2, 1999.

         The Company also maintains a defined contribution 401(k) plan (the "Plan") for all of its employees. Those employees who participate in the Plan are entitled to make contributions of up to 15 percent of their compensation, limited by IRS statutory contribution limits. In addition to employee contributions, the Company also contributes to the Plan by matching 40 percent of employee contributions up to the first six percent of contributions. Amounts contributed to the Plan by the Company were $215,000 for the nine months ended January 2, 1999, $251,000 for the year ended January 1, 2000 and $304,000 for the year ended December 30, 2000.

         The Company has entered into employment agreements with certain of its officers and executives that provide for stipulated annual salary payments. Termination of the agreements may occur by either party upon 30 days prior written notice or in the event of death or permanent disability. The agreements contain certain payment provisions in the event the employee is terminated due to permanent disability or in the event of death, conviction of a crime, or material breach or failure to perform obligations under the agreements.

13. RELATED PARTY TRANSACTION

         Pursuant to the terms of a Management Agreement entered into between the Company and an affiliate of its principal shareholder (the "Management Agreement") in connection with the Recapitalization, the Company paid the affiliate a $425,000 transaction fee in connection with the Power Ten acquisition, and is obligated to pay the affiliate a $500,000 annual management fee in advance on a semi-annual basis. In September 1998, the Company and the affiliate amended the Management Agreement and concurrently entered into a Management Services Agreement with the affiliate, the combined effect of which was to further delineate the management services to be provided by the affiliate and to reduce the term of the Management Agreement from ten years to five years. Management fees expense under the Management Agreement, Management Services Agreement and previous management agreements were $375,000 for the nine months ended January 2, 1999 and $500,000 in each of the years ended January 1, 2000 and December 30, 2000.

                              ELGAR HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. SUBSEQUENT EVENT

         On March 27, 2001, Elgar, the Company and Bankers Trust entered into a Fourth Amendment to the Credit Agreement in anticipation of not complying with the EBITDA and fixed charge covenants for the quarter ending on or about March 31, 2001. In addition to receiving waivers for any covenant violations both before and after giving effect to the Fourth Amendment, the Fourth Amendment (i) reset the fixed charge coverage ratio for the quarter ending closest to March 31, 2001 and for following quarters, (ii) reset the minimum EBITDA levels for the quarter ending closest to March 31, 2001 and for following quarters, (iii) reset the leverage ratio for the quarter ending closest to March 31, 2001 and for the following quarters, (iv) defers the $875,000 principal payment due on March 31, 2001 until December 31, 2001, (v) defers the $875,000 principal payment due on June 30, 2001 as follows:
$292,000 is to be paid on March 31, 2002, $292,000 on June 30, 2002 and
$291,000 on September 30, 2002, and (vi) provides for Elgar to pay the banks an additional 50 basis points of interest on loans outstanding from and after March 27, 2001, with the payment of this additional interest to be made at maturity or upon earlier repayment of the loans. The payments referenced in
(iv) and (v) are in addition to the currently scheduled principal payments.

     Indebtedness under the Credit Facility bears interest at a floating rate equal to, at Elgar's option, the Eurodollar Rate plus a margin of 2.75%, or the Base Rate plus a margin of 1.75%. Pursuant to the Fourth Amendment to the Credit Agreement, Elgar is to pay the banks an additional 50 basis points of interest on loans outstanding from and after March 27, 2001, with such payment of additional interest to be made at maturity or upon earlier repayment of the loans. Management believes that the Company will be in compliance with the financial covenants contained in the Fourth Amendment to the Credit Agreement through 2001.

            VALUATION AND QUALIFYING ACCOUNTS

               ELGAR HOLDINGS, INC.
                 (IN THOUSANDS)


                                     ADDITIONS
                            BALANCE AT    CHARGED TO             BALANCE AT
                           BEGINNING OF    COSTS AND       (a)      END OF
          DESCRIPTION              PERIOD     EXPENSES     DEDUCTIONS    PERIOD
----------------------------------------------    ------------   -----------    -----------   ----------
Allowance for doubtful accounts (deducted from
  accounts receivable)
  Year ended December 30, 2000              $152        21       (10)       163
  Year ended January 1, 2000                171         3       (22)       152
  Nine months ended January 2, 1999            197        22       (48)       171

----------------------
(a)  INCLUDES WRITE-OFFS AND REVERSALS.

                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this Report to be signed on their behalf by the undersigned, thereunto duly authorized in the City of San Diego, State of California on the 29th day of March, 2001.

                    ELGAR HOLDINGS, INC.
                    ELGAR ELECTRONICS CORPORATION


                    By: /s/ Kenneth R. Kilpatrick
                     --------------------------------------
                     Kenneth R. Kilpatrick
                     President and Chief Executive Officer


          SIGNATURE                     TITLE                         DATE

/s/ Kenneth R. Kilpatrick   Director, President and Chief Executive    March 29, 2001
-------------------------   Officer (Principal Executive Officer)
Kenneth R. Kilpatrick


/s/ Christopher W. Kelford  Vice President--Finance, Chief Financial   March 29, 2001
-------------------------   Officer and Treasurer (Principal Financial
Christopher W. Kelford      and Accounting Officer)


/s/ John F. Lehman          Director                                   March 29, 2001
-------------------------
John F. Lehman


/s/ Donald Glickman         Director and Vice President                March 29, 2001
-------------------------
Donald Glickman


/s/ George Sawyer           Director                                   March 29, 2001
-------------------------
George Sawyer


/s/ Stephen L. Brooks       Director and Secretary                     March 29, 2001
-------------------------
 Stephen L. Brooks


                            Director                                   March   , 2001
-------------------------
Oliver C. Boileau, Jr.


/s/ Thomas G. Pownall       Director                                   March 29, 2001
-------------------------
Thomas G. Pownall


/s/ William Paul            Director                                   March 29, 2001
-------------------------
William Paul


          SIGNATURE                TITLE               DATE

/s/ Joseph A. Stroud      Director                   March 29, 2001
----------------------
  Joseph A. Stroud


/s/ Bruce D. Gorchow      Director                   March 29, 2001
----------------------
  Bruce D. Gorchow

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Gatos, State of California on the 29th day of March, 2001.

                  POWER TEN


                  By: /s/ Kenneth R. Kilpatrick
                    ----------------------------------------
                    Kenneth R. Kilpatrick
                    President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


        SIGNATURE                                             TITLE                           DATE
--------------------------------------------   --------------------------------------    ---------------
/s/ Kenneth R. Kilpatrick                        President and Chief Executive Officer,     March 29, 2001
--------------------------------------------     Director (Principal Executive Officer)
     Kenneth R. Kilpatrick


                                                 Vice President--Finance, Chief Financial   March 29, 2001
/s/ Christopher W. Kelford                       Officer and Treasurer (Principal Financial
--------------------------------------------     and Accounting Officer)
      Christopher W. Kelford


/s/ Donald Glickman                              Director and Vice President                March 29, 2001
--------------------------------------------
        Donald Glickman