Form 10-Q
period 2001-03-31
ELGAR HOLDINGS INC
filed 2001-05-15
CIK 1061976

Use these links to rapidly review the document
ELGAR HOLDINGS, INC. QUARTERLY REPORT ON FORM 10-Q INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

For the quarterly period ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-333-55797

ELGAR HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0373329 (I.R.S. Employer Identification No.)
9250 Brown Deer Road San Diego, California (Address of Principal Executive Offices)	92121-2294 (Zip Code)

(858) 450-0085
(Registrant's telephone number, including area code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of May 14, 2001, the number of shares outstanding of the Registrant's Common Stock was 4,602,433.

ELGAR HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

INDEX

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ELGAR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in thousands)

	For the Three Months Ended
	April 1, 2000	March 31, 2001
Net sales	$14,230	$17,313
Cost of sales	8,119	10,826

Gross profit	6,111	6,487
Selling, general and administrative expenses	2,489	2,932
Research and development and engineering expenses	1,687	1,524
Amortization expense	609	609

Operating income	1,326	1,422
Interest expense, net	2,619	2,673

Loss before income taxes	(1,293)	(1,251)
Income taxes	—	—

Net loss	$(1,293)	$(1,251)

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements

ELGAR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 30, 2000	March 31, 2001
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$224	$362
Accounts receivable, net of allowance for doubtful accounts of $163 at the end of each period	10,252	8,967
Inventories	10,700	12,048
Deferred income taxes	615	615
Prepaids and other	424	562

Total current assets	22,215	22,554

PROPERTY, PLANT AND EQUIPMENT, at cost, net of accumulated depreciation and amortization of $4,029 and $4,274, respectively	2,690	3,189
INTANGIBLE ASSETS, net of accumulated amortization of $11,243 and $12,037, respectively	31,247	30,455
DEFERRED INCOME TAXES, net of current portion	834	834

	$56,986	$57,032
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$3,379	$3,890
Accrued liabilities	8,858	6,036
Bank overdraft	—	855
Line of credit	—	4,000
Current portion of long-term debt	3,625	4,167

Total current liabilities	15,862	18,948
LONG-TERM DEBT, net of current portion	96,000	94,583

Total liabilities	111,862	113,531

SERIES A 10% CUMULATIVE REDEEMABLE PREFERRED STOCK, no par value, 20,000 shares authorized; 10,000 shares issued and outstanding	12,126	12,281

STOCKHOLDERS' DEFICIT:
Series B 6% Cumulative Convertible Preferred Stock, no par value, 5,000 shares authorized, issued and outstanding	5,000	5,000
Series C 6% Cumulative Convertible Preferred Stock, no par value, 4,000 shares authorized, issued and outstanding	4,000	4,000
Common Stock, $.01 par value, 15,000,000 shares authorized; 4,601,533 and 4,602,433 shares issued and outstanding, respectively	46	46
Additional paid-in capital	(68,572)	(68,567)
Accumulated deficit	(7,476)	(9,259)

	(67,002)	(68,780)

	$56,986	$57,032

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements

ELGAR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in thousands)

	For the Three Months Ended
	April 1, 2000	March 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,293)	$(1,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles	791	792
Depreciation and amortization on property, plant and equipment	214	246
Loss (gain) on sale of property, plant and equipment	1	(2)
(Increases) decreases in assets:
Accounts receivable	(1,620)	1,285
Inventories	(1,249)	(1,348)
Prepaids and other	(166)	(138)
Increases (decreases) in liabilities:
Accounts payable	1,207	511
Accrued liabilities	(3,032)	(3,199)

Net cash used in operating activities	(5,147)	(3,104)

CASH USED IN INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(443)	(745)
Proceeds from sales of property, plant and equipment	—	2

Net cash used in investing activities	(443)	(743)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of common stock options	—	5
Proceeds from bank borrowings	500	4,000
Repayments on debt	—	(875)
Bank overdraft	615	855

Net cash provided by financing activities	1,115	3,985

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,475)	138
CASH AND CASH EQUIVALENTS, beginning of period	4,479	224

CASH AND CASH EQUIVALENTS, end of period	$4	$362

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,665	$4,675
Cash paid for income taxes	11	80
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Series A preferred stock dividend-in-kind	$306	$113
Series A, B and Series C preferred stock dividend accrual	144	377
Accretion of discount on Series A preferred stock	42	42

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements

ELGAR HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Company Operations

    Elgar Holdings, Inc., a Delaware corporation (the "Company"), manufactures and sells programmable power supply units through its direct and indirect wholly owned subsidiaries, Elgar Electronics Corporation ("Elgar") and Power Ten, for semiconductors, telecommunications, measurement and control, and defense applications. The Company's primary sales are within the United States and Europe.

2. Summary of Significant Accounting Policies

  Principles of Consolidation/Basis of Presentation

    The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, Elgar, and Elgar's wholly owned subsidiary, Power Ten. All significant intercompany accounts and transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q. The Company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 30, 2000. These financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial condition, results of operations and cash flows for such periods.

  Interim Accounting Periods

    The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending the Saturday closest to December 31. Interim periods include 13 or 14 weeks ending the last Saturday closest to the end of the quarter. Results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the Company's fiscal year ending December 29, 2001.

  Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

  Inventories

    Inventories, which include materials, direct labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and are comprised of the following (in thousands):

	December 30, 2000	March 31, 2001
Raw materials	$6,033	$7,027
Work-in-process	3,230	3,478
Finished goods	1,437	1,543

Total	$10,700	$12,048

  Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 was amended in

June 1999 by SFAS No. 137, "Accounting for Derivative Instrument and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133", and in June 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133." These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value with changes from fair value reflected in operations. The Company adopted the provisions of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, in January 2001, and the effect of the adoption was immaterial to its financial statements.

3. Concentrations of Credit Risk

    No individual customer represented greater than 10% of net sales in the quarter ended March 31, 2001. In the quarter ended April 1, 2000, sales to one customer accounted for approximately 11% of the Company's net sales. No other customers individually represented more than 10% of net sales in the three months ended April 1, 2000. The Company performs ongoing credit evaluation of its customers' financial condition. The Company maintains reserves for potential credit losses.

4. Credit Facility and Capital Call Agreement

    On March 27, 2001, Elgar, the Company and Bankers Trust entered into a Fourth Amendment to the Credit Agreement in anticipation of not complying with the EBITDA and fixed charge covenants for the quarter ended March 31, 2001. In addition to receiving waivers for any covenant violations both before and after giving effect to the Fourth Amendment, the Fourth Amendment (i) reset the fixed charge coverage ratio for the quarter ended March 31, 2001 and for following quarters, (ii) reset the minimum EBITDA levels for the quarter ended closest to March 31, 2001 and for following quarters, (iii) reset the leverage ratio for the quarter ended closest to March 31, 2001 and for the following quarters, (iv) defers the $875,000 principal payment that was due on March 31, 2001 until December 31, 2001, (v) defers the $875,000 principal payment due on June 30, 2001 as follows: $292,000 is to be paid on March 31, 2002, $292,000 on June 30, 2002 and $291,000 on September 30, 2002, and (vi) provides for Elgar to pay the banks an additional 50 basis points of interest on loans outstanding, as discussed below. The payments referenced in (iv) and (v) are in addition to the currently scheduled principal payments. Elgar was in compliance with the covenants contained in the amended credit agreement as of March 31, 2001.

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

    The Company, Elgar and the Company's majority shareholder are parties to a capital call agreement with Bankers Trust Company, as agent (the "Capital Call Agreement"). Pursuant to the terms of this agreement, as amended, the majority shareholder agreed to contribute up to $5.0 million of capital to the Company upon the occurrence of certain events, including the Company's failure to comply with certain financial covenants contained in the Capital Call Agreement. The Company was in compliance with these covenants for the quarter ended March 31, 2001.

5. Convertible Preferred Stock

    In connection with Elgar's acquisition of Power Ten, the Company issued 5,000 shares of Series B 6% Cumulative Convertible Preferred Stock (the "Series B Preferred Stock") for cash proceeds of $5.0 million. This offering, which was made in compliance with the subscription rights contained in the Company's Shareholders Agreement, was completed on May 29, 1998.

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

    Dividends are payable to the holders of the Series B Preferred Stock and Series C Preferred Stock at the annual rate per share of 6% times the sum of (x) $1,000 and (y) accrued but unpaid dividends. For the series B Preferred Stock, dividends are payable semi-annually on April 30 and October 31. For the Series C Preferred Stock, dividends are payable semi-annually on March 31 and September 30. These dividends are payable when and if declared by the Board of Directors out of funds legally available for such payment. During the three months ended March 31, 2001, the Company accrued $86,736 for dividends on the Series B Preferred Stock and $65,640 for dividends on the Series C Preferred Stock.

6. Series A Redeemable Preferred Stock

    Dividends are payable quarterly to the holders of Series A cumulative redeemable preferred stock at 10% per year. The dividends are payable in-kind through January 31, 2001 and in cash thereafter. Under the terms of the indenture governing the Company's $90.0 million of senior notes, the Company is prohibited from paying cash dividends unless its consolidated fixed charge coverage ratio is at least 2.0 to 1.0. The Company does not anticipate that this ratio will equal or exceed 2.0 to 1.0 during 2001. As a result, the Company has accrued dividends of $224,148 from February 1, 2001 to March 31, 2001 and also anticipates that it will continue to accrue dividends, rather than pay cash dividends, on the Series A preferred stock during the remainder of 2001.

7. Interest Rate Swap

    On June 22, 1998, the Company entered into an interest rate swap agreement with a bank with a notional amount of $7.5 million. Under the swap agreement, the Company is required to make a payment based on a fixed rate of 5.83% on each March 24, June 24, September 24 and December 24. This swap agreement continues for the life of the related term loan agreement, with the notional amounts of the swap decreasing as principal decreases on the related loan agreement, terminating on June 25, 2001. The Company receives a floating rate based on three-month LIBOR on the same dates as described above. In connection with the swap agreement, the Company has included settlement income of $7,000 and $10,005, respectively, in interest expense, net, in its consolidated statements of operations for the three months ended April 1, 2000 and March 31, 2001. The fair market value of the swap at December 30, 2000 and March 31, 2001 was approximately $10,000 and ($18,000), respectively.

8. Subsequent Event

    Through Racal Instruments, Inc. ("Racal"), a systems integrator for test and measurement equipment, the Company is the sole source supplier of programmable DC power equipment to a leading semiconductor manufacturer for use in automatic test equipment systems for microprocessors. On April 16, 2001, Racal notified the Company that it was canceling existing backlog of $0.5 million. Sales to Racal in the quarter ended March 31, 2001 were $0.7 million. In 2000, Racal accounted for approximately $4.6 million of net sales, and the Company anticipates sales attributable to Racal will decrease in 2001.

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

Results of Operations

    The following table sets forth certain income statement information for the Company as a percentage of net sales for the three months ended April 1, 2000 and March 31, 2001:

	Three Months Ended
	April 1, 2000	March 31, 2001
	(unaudited)
Net sales	100.0%	100.0%
Cost of sales	57.1	62.5

Gross profit	42.9	37.5
Selling, general and administrative expenses	17.5	17.0
Research and development and engineering expenses	11.8	8.8
Amortization expense	4.3	3.5

Operating income	9.3%	8.2%

    Net sales.  Net sales for the quarter ended March 31, 2001 were $17.3 million, an increase of $3.1 million, or 21.8%, from net sales of $14.2 million for the quarter ended April 1, 2000. This increase was primarily attributable to an increase in sales of programmable DC products, predominantly sales of Sorensen, partially offset by a decrease in sales to Racal. In the quarter ended March 31, 2001, sales of Sorensen-brand products, which are part of the DC product line, were $8.1 million, an increase of $3.5 million from the quarter ended April 1, 2000. In the quarter ended March 31, 2001, net sales attributable to Racal were approximately $0.7 million. In early second quarter 2001, we were notified by Racal that it was canceling existing backlog of $0.5 million. In 2000, Racal accounted for approximately $4.6 million of net sales, and we anticipate sales attributable to Racal will decrease in 2001.

    Gross profit.  Gross profit for the quarter ended March 31, 2001 was $6.5 million, an increase of $0.4 million, or 6.6%, from gross profit of $6.1 million for the quarter ended April 1, 2000. The increase in gross profit was mainly due to the increase in net sales, partially offset by a decrease in the gross margin due to a greater concentration of sales of lower-margin products and higher overall production costs when compared to the quarter ended April 1, 2000.

    Selling, general and administrative expenses.  Selling, general and administrative ("SG&A") expenses were $2.9 million for the quarter ended March 31, 2001, an increase of $0.3 million, or 16%, from SG&A expenses of $2.5 million for the quarter ended April 1, 2000. SG&A expenses decreased as a percentage of net sales from 17.5% in the quarter ended April 1, 2000 to 17.0% in the quarter ended March 31, 2001. The dollar increase was primarily due to higher sales volume resulting in $0.3 million in increased commissions expense.

    Research and development and engineering expenses.  Research and development and engineering ("R&D&E") expenses were $1.5 million for the quarter ended March 31, 2001, a decrease of $0.2 million, or 11.8%, from R&D&E expenses of $1.7 million for the quarter ended April 1, 2000. R&D&E expenses decreased as a percentage of net sales from 11.8% in the quarter ended April 1, 2000 to 8.8% in the comparable 2001 period. The decrease in dollars was primarily due to lower headcount in research and development as compared to the quarter ended April 1, 2000.

    Amortization expense.  Amortization expense was $0.6 million in each of the quarters ended March 31, 2001 and April 1, 2000. Amortization expense is comprised of the amortization of goodwill associated with the April 1996 acquisition of Elgar by the predecessor to Elgar Holdings, Inc. and our May 1998 acquisition of Power Ten.

    Operating income.  Operating income was $1.4 million for the quarter ended March 31, 2001, an increase of $0.1 million, or 7.7%, from operating income of $1.3 million for the quarter ended April 1, 2000. Operating income decreased as a percentage of net sales from 9.3% for the quarter ended April 1, 2000 to 8.2% for the quarter ended March 31, 2001, due to the factors discussed above.

    Interest expense.  Net interest expense was $2.7 million in the quarter ended March 31, 2001, an increase of $0.1 million, or 3.8%, from net interest expense of $2.6 million in the quarter ended April 1, 2000. Net interest expense decreased as a percentage of net sales from 18.4% in the quarter ended April 1, 2000 to 15.4% in the comparable 2001 period. The increase in dollars was a result of higher outstanding borrowings on our revolving line of credit partially offset by lower interest rates on those borrowings.

    Income Taxes.  Income taxes for the quarters ended March 31, 2001 and April 1, 2000 were both zero. Losses generated in these quarters do not have a carryback benefit and thus have not been recognized because future realization is uncertain.

    Net loss.  Net loss was $1.3 million in the quarters ended March 31, 2001 and April 1, 2000. In order to improve operating results, we have undertaken a number of initiatives to increase sales across our multiple product lines. These include (1) increasing marketing efforts to existing and new semiconductor end-market customers, (2) introducing our value-added-integration services to high tech end customers, (3) introducing four new products to the marketplace in the past 12 months and (4) initiating cost reduction efforts in the manufacturing and procurement processes.

Liquidity and Capital Resources

    Uses and Sources of Capital.  The Company's principal uses of cash are to finance working capital, debt service and capital expenditures. Historically, the Company has funded its activities principally from working capital, a revolving line of credit and, recently, the sale of convertible preferred stock to its stockholders.

    The Company is required to make principal payments on the term loan outstanding under its credit facility of $1,000,000 on September 30, 2001 and $1,875,000 on December 31, 2001. In addition, on August 1, 2001 an interest payment of approximately $4.5 million is due to the holders of the Company's senior notes.

    The Company believes that funds available under its line of credit and anticipated funds from operations should be sufficient to satisfy the Company's projected working capital, debt service and capital expenditure needs in the normal course of business.

    Capital Requirements.  The Company's capital expenditures were $745,000 in the three months ended March 31, 2001 and $443,000 in the three months ended April 1, 2000. Our expenditures during the three months ended March 31, 2001 were primarily for facility relocation and installing new manufacturing capabilities at Elgar.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    We have only limited involvement in derivative financial instruments. We do not hold or issue derivative financial instruments for trading purposes. As of March 31, 2001, $12,750,000 of outstanding borrowings under our credit facility, including letters of credit, are at variable interest rates and are thus subject to market risk resulting from interest rate fluctuations. We enter into interest rate swaps in part to alter interest rate exposures. Interest rate swaps allow us to raise long-term borrowings at floating rates and effectively swap them into fixed rates that are lower than those available to us if fixed-rate borrowings were made directly. Under interest rate swaps, we agree with another party to exchange, at specified intervals, the difference between fixed-rate and floating-rate amounts calculated by reference to an agreed notional principal amount. As of March 31, 2001, all but $5,250,000 of our long-term bank debt and letters of credit were covered by this swap arrangement, thereby limiting our interest-rate exposure to this uncovered portion of our bank debt.

    In addition, we are exposed to market risks related to fluctuations in interest rates on our $90,000,000 of senior notes outstanding at March 31, 2001. For fixed rate debt such as the senior notes, changes in interest rates generally affect the fair value of the debt instrument. We do not have an obligation to repay the senior notes prior to maturity in February 2008 and, as a result, interest-rate risk and changes in fair value should not have a significant impact on us.

    The tables below provide information as of March 31, 2001 about our derivative instruments and other financial instruments that are sensitive to changes in interest rates.

Long Term Bank Debt (Variable Rate)

Principal amount	$8,750,000 (1)
Variable interest rate	8.1875% (2)(3)
Maturity—loan	February 3, 2003
Remaining principal payments:
2001	$1,000,000
2002	$5,750,000
2003	$2,000,000

(1)
Of this amount, $7,500,000 is covered by the interest-rate swap arrangement described above.

(2)
Renewals are based on the Eurodollar Rate plus 2.75%.

(3)
From and after March 27, 2001, the Company will be accruing and paying an additional 0.5% of interest on outstanding borrowings which is due at loan maturity.

Revolving Bank Debt (Variable Rate)

Line of credit limit	$5,000,000
Principal amount outstanding	$4,000,000
Variable interest rate	8.1875% (1)(2)
Loan expiration	February 3, 2003

(1)
Renewals are based on the Eurodollar Rate plus 2.75%.

(2)
From and after March 27, 2001, the Company will be accruing and paying an additional 0.5% of interest on outstanding borrowings which is due at loan maturity.

Interest Rate Swap Arrangement (Fixed Rate)

Parties	The Company (fixed rate payor) and Bankers Trust Company (floating rate payor)
Notional amount	$7,500,000
Fixed interest rate	5.83% (1)
Floating interest rate	4.85625% for the current period (2)
Swap interest/(credit)	$(10,005) (3)
Commencement date	June 24, 1998
Maturity date	June 25, 2001

(1)
As the fixed interest rate payor, the Company is required to pay a fixed rate of 5.83% per annum on the $7,500,000 notional amount, payable quarterly on each March 24 and June 24.

(2)
As the floating rate payor, Bankers Trust Company is required to pay a floating rate of interest on the $7,500,000 notional amount, based on the three-month London Interbank Offering Rate (LIBOR), payable quarterly on each March 24 and June 24.

(3)
In connection with the swap agreement, the Company recorded $10,005 as a credit to interest expense for the three months ended March 31, 2001.

Senior Notes (Fixed Rate)

Principal amount outstanding	$90,000,000
Fixed interest rate	9.875%
Maturity date	February 1, 2008

PART II	OTHER INFORMATION
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.
(a) Exhibits.
	Exhibit No.	Description
None
(b) No current reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELGAR HOLDINGS, INC.
Dated: May 15, 2001	By:	/s/ CHRISTOPHER W. KELFORD Christopher W. Kelford Vice President—Finance, Chief Financial Officer, Treasurer and Assistant Secretary