Form 10-Q
period 2001-06-30
ELGAR HOLDINGS INC
filed 2001-08-14
CIK 1061976

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

For the quarterly period ended June 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                to

Commission file number 1-333-55797

ELGAR HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0373329 (I.R.S. Employer Identification No.)
9250 Brown Deer Road San Diego, California (Address of Principal Executive Offices)	92121-2294 (Zip Code)

Registrant's telephone number, including area code: (858) 450-0085

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    On August 13, 2001, the number of shares outstanding of the Registrant's Common Stock was 4,602,433.

ELGAR HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX

		Page Number
Part I	Financial Information
Item 1	Consolidated Financial Statements
	Consolidated Statements of Operations for the three and six months ended July 1, 2000 (unaudited) and June 30, 2001 (unaudited)	3
	Consolidated Balance Sheets as of December 30, 2000 and June 30, 2001 (unaudited)	4
	Consolidated Statements of Cash Flows for the six months ended July 1, 2000 (unaudited) and June 30, 2001 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3	Quantitative and Qualitative Disclosures About Market Risks	12
Part II	Other Information
Item 6	Exhibits and Reports on Form 8-K	14

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ELGAR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in thousands)

	For the Three Months Ended		For the Six Months Ended
	July 1, 2000	June 30, 2001	July 1, 2000	June 30, 2001
Net sales	$15,937	$15,291	$30,167	$32,604
Cost of sales	9,009	9,498	17,128	20,324

Gross profit	6,928	5,793	13,039	12,280
Selling, general and administrative expense	2,951	2,883	5,440	5,815
Research and development and engineering expense	1,727	1,767	3,414	3,291
Amortization expense	609	609	1,218	1,218

Operating income	1,641	534	2,967	1,956
Interest expense, net	2,630	2,710	5,249	5,383

Loss before income tax benefit	(989)	(2,176)	(2,282)	(3,427)
Income tax benefit	(21)	—	(21)	—

Net loss	$(968)	$(2,176)	$(2,261)	$(3,427)

The accompanying Notes to Consolidated Financial Statements
are an integral part of these Financial Statements

ELGAR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 30, 2000	June 30, 2001
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$224	$1,255
Accounts receivable, net of allowance for doubtful accounts of $163 and $146 at the end of each period, respectively	10,252	8,077
Inventories	10,700	12,391
Deferred income taxes	615	—
Prepaids and other	424	332

Total current assets	22,215	22,055

PROPERTY, PLANT AND EQUIPMENT, at cost, net of accumulated depreciation and amortization of $4,029 and $4,252, respectively	2,690	3,204
INTANGIBLE ASSETS, net of accumulated amortization of $11,243 and $12,827, respectively	31,247	29,663
DEFERRED INCOME TAXES, net of current portion	834	1,449

	$56,986	$56,371

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$3,379	$2,807
Accrued liabilities	8,858	8,986
Line of credit	—	5,000
Current portion of long-term debt	3,625	5,459

Total current liabilities	15,862	22,252
LONG-TERM DEBT, net of current portion	96,000	93,291

Total liabilities	111,862	115,543

SERIES A 10% CUMULATIVE REDEEMABLE PREFERRED STOCK, no par value, 20,000 shares authorized; 10,000 shares issued and outstanding	12,126	12,323

STOCKHOLDERS' DEFICIT:
Series B 6% Cumulative Convertible Preferred Stock, no par value, 5,000 shares authorized, issued and outstanding	5,000	5,000
Series C 6% Cumulative Convertible Preferred Stock, no par value, 4,000 shares authorized, issued and outstanding	4,000	4,000
Common Stock, $.01 par value, 15,000,000 shares authorized; 4,601,533 and 4,602,433 shares issued and outstanding, respectively	46	46
Additional paid-in capital	(68,572)	(68,567)
Accumulated deficit	(7,476)	(11,974)

	(67,002)	(71,495)

	$56,986	$56,371

The accompanying Notes to Consolidated Financial Statements
are an integral part of these Financial Statements

ELGAR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in thousands)

	For the Six Months Ended
	July 1, 2000	June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,261)	$(3,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles	1,583	1,584
Depreciation and amortization on property, plant and equipment	428	455
Loss on sale of property, plant and equipment	2	41
(Increases) decreases in assets:
Accounts receivable	(728)	2,175
Inventories	(2,337)	(1,691)
Prepaids and other	(62)	92
Increases (decreases) in liabilities:
Accounts payable	1,113	(572)
Accrued liabilities	(4)	(746)

Net cash used in operating activities	(2,266)	(2,089)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(816)	(1,012)
Proceeds from sales of property, plant and equipment	—	2

Net cash used in investing activities	(816)	(1,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of common stock options	—	5
Repayment on debt	—	(875)
Proceeds from line of credit	—	5,000

Net cash provided by financing activities	—	4,130

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,082)	1,031
CASH AND CASH EQUIVALENTS, beginning of period	4,479	224

CASH AND CASH EQUIVALENTS, end of period	$1,397	$1,255

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,888	$4,961
Cash paid for income taxes	23	92
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Series A preferred stock dividend-in-kind	$616	$113
Series A, B and C preferred stock dividend accrual	290	874
Accretion of discount on Series A preferred stock	84	84

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

  Interim Accounting Periods

    The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending the Saturday closest to December 31. Interim periods include 13 or 14 weeks ending the last Saturday closest to the end of the quarter. Results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results to be expected for the Company's fiscal year ending December 29, 2001.

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

  Inventories

    Inventories, which include materials, direct labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and are comprised of the following (in thousands):

	December 30, 2000	June 30, 2001
		(unaudited)
Raw materials	$6,033	$7,610
Work-in-process	3,230	3,145
Finished goods	1,437	1,636

Total	$10,700	$12,391

  Recent Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The Company will adopt the provisions of SFAS No. 141 for all business combinations initiated after June 30, 2001. As of June 30, 2001, the adoption of this statement had no effect on the financial statements.

    In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Upon adoption of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. SFAS No. 142 requires that the Company apply a fair value approach to evaluating goodwill impairment, using at least an annual assessment, as compared to the current model under SFAS No. 121 that is based on projected future cash flows. Upon adoption of SFAS No. 142, the Company will cease the amortization of its goodwill and may be required to record an impairment of goodwill under the fair value approach. The Company has not yet determined if an impairment exists under the new fair value approach or the amount of any such impairment that may exist upon adoption. Any impairment identified upon adoption will be reported as a cumulative effect of a change in accounting method in the statement of operations. The Company will adopt these standards on December 30, 2001 and has not yet determined what impact the adoption of SFAS No. 142 will have on its consolidated financial statements, results of operations or related disclosures thereto.

3.  Concentrations of Credit Risk

    Sales to one customer accounted for approximately 14% and 13% of the Company's net sales in the quarters ended June 30, 2001 and July 1, 2000, respectively. In the six months ended June 30, 2001 and July 1, 2000, sales to one customer accounted for approximately 10% and 11% of the Company's net sales, respectively. No other customers individually represented more than 10% of net sales in the three and six months ended June 30, 2001 and July 1, 2000. The Company performs ongoing credit evaluation of its customers' financial condition, and maintains reserves for potential credit losses.

4.  Credit Facility and Capital Call Agreement

    On March 27, 2001, Elgar, the Company and Bankers Trust Company, as agent under the Credit Facility, entered into a Fourth Amendment to the Credit Agreement in anticipation of not complying with the EBITDA and fixed charge covenants for the quarter ended March 31, 2001. In addition to receiving waivers for any covenant violations both before and after giving effect to the Fourth Amendment, the Fourth Amendment (i) reset the fixed charge coverage ratio for the quarter ended June 30, 2001 and for following quarters, (ii) reset the minimum EBITDA levels for the quarter ended closest to June 30, 2001 and for following quarters, (iii) reset the leverage ratio for the quarter ended closest to June 30, 2001 and for the following quarters, (iv) defers the $875,000 principal payment that was due on June 30, 2001 until December 31, 2001, (v) defers the $875,000 principal payment due on June 30, 2001 as follows: $292,000 is to be paid on March 31, 2002, $292,000 on June 30, 2002 and $291,000 on September 30, 2002, and (vi) provides for Elgar to pay the bank an additional 50 basis points of interest on loans outstanding, as discussed below. The payments referenced in (iv) and (v) are in addition to the currently scheduled principal repayments. Elgar was not in compliance with the amended covenants contained in the credit agreement as of June 30, 2001. See Note 8 below.

    Indebtedness under the Credit Facility bears interest at a floating rate equal to, at Elgar's option, the Eurodollar Rate plus a margin of 2.75%, or the Base Rate plus a margin of 1.75%. Pursuant to the Fourth Amendment to the Credit Agreement, Elgar is to pay the bank an additional 50 basis points of interest on loans outstanding from and after March 27, 2001, with such payment of additional interest to be made at maturity or upon earlier repayment of the loans.

    The Company, Elgar and the Company's majority shareholder are parties to a capital call agreement with Bankers Trust Company, as agent (the "Capital Call Agreement"). Pursuant to the terms of this agreement, as amended, the majority shareholder agreed to contribute up to $5.0 million of capital to the Company upon the occurrence of certain events, including the Company's failure to comply with certain financial covenants contained in the Capital Call Agreement. The Company was in compliance with these covenants for the quarter ended June 30, 2001.

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

    Dividends are payable to the holders of the Series B Preferred Stock and Series C Preferred Stock at the annual rate per share of 6% times the sum of (x) $1,000 and (y) accrued but unpaid dividends. For the series B Preferred Stock, dividends are payable semi-annually on April 30 and October 31. For the Series C Preferred Stock, dividends are payable semi-annually on March 31 and September 30. These dividends are payable when and if declared by the Board of Directors out of funds legally available for such payment. During the three months ended June 30, 2001 and July 1, 2000, the Company accrued $88,470 and $83,392, respectively, for dividends on the Series B Preferred Stock and $67,608 and $63,729, respectively, for dividends on the Series C Preferred Stock. During the six months ended June 30, 2001 and July 1, 2000, the Company accrued $175,206 and $165,148, respectively, for dividends on the Series B Preferred Stock and $133,248 and $125,601, respectively, for dividends on the Series C Preferred Stock.

6.  Series A Redeemable Preferred Stock

    Dividends are payable quarterly to the holders of Series A cumulative redeemable preferred stock at an annual rate of 10%. The dividends were payable in-kind through January 31, 2001 and in cash thereafter. Under the terms of the indenture governing the Company's $90.0 million of senior notes, the Company is prohibited from paying cash dividends unless its consolidated fixed charge coverage ratio is at least 2.0 to 1.0. The Company does not anticipate that this ratio will equal or exceed 2.0 to 1.0 during 2001. As a result, the Company has accrued dividends of $565,973 from February 1, 2001 to June 30, 2001 (which includes $341,825 for the quarter ended June 30, 2001), and anticipates that it will continue to accrue dividends, rather than pay cash dividends, on the Series A preferred stock during the remainder of 2001.

7.  Interest Rate Swap

    On June 22, 1998, the Company entered into an interest rate swap agreement with a bank with a notional amount of $7.5 million. Under the swap agreement, the Company was required to make a payment based on a fixed rate of 5.83% on each March 24, June 24, September 24 and December 24. This swap agreement continued for the life of the related term loan agreement, with the notional amounts of the swap decreasing as principal decreases on the related loan agreement, and terminated on June 25, 2001. The Company received a floating rate based on three-month LIBOR on the same dates as described above. In connection with the swap agreement, the Company has included settlement income of $8,152 and settlement expense of $18,461, respectively, in interest expense, net, in its consolidated statements of operations for the three months ended July 1, 2000 and June 30, 2001. The Company has included settlement income of $14,787 and settlement expense of $6,710, respectively, in interest expense, net, in its consolidated statements of operations for the six months ended July 1, 2000 and June 30, 2001. The swap expired on June 25, 2001.

8.  Subsequent Events

    On July 25, 2001, Bankers Trust granted the Company a waiver for covenant violations existing as of June 30, 2001 relating to financial covenants specified in the Fourth Amendment to the Credit Agreement (the "Financial Covenants"). The Company anticipates that it will not be in compliance with the Financial Covenants in the period ending September 29, 2001 and has notified Bankers Trust that the Company intends to renegotiate the Financial Covenants for the September 29, 2001 period and future periods. Although no assurance can be given that the Company will be successful in these negotiations with Bankers Trust, past experience in renegotiating covenants and obtaining waivers has been successful. The Credit Facility debt, excluding the short term portion, is currently classified as long term debt in the Company's balance sheet. If the Company were not successful in renegotiating the covenants for the September 29, 2001 period and future periods and, as a result, the Company were to violate the Financial Covenants without a waiver being obtained for such violation, then the long term portion of the Credit Facility debt would be reclassified as short term debt in the Company's balance sheet.

    In July 2001, the Company announced plans to close its Power Ten facility in Northern California and move the production and manufacturing to its San Diego facilities. In connection with the closure, the Company expects to incur certain shut-down costs that will be expensed as incurred, including certain employee termination costs, lease termination costs and costs associated with moving machinery, equipment and personnel to San Diego. The Company expects that this plant consolidation will provide it with material ongoing cost savings.

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

Results of Operations

    The following table sets forth certain income statement information for the Company as a percentage of net sales for the three and six months ended July 1, 2000 and June 30, 2001:

	Three Months Ended		Six Months Ended
	July 1, 2000	June 30, 2001	July 1, 2000	June 30, 2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.5	62.1	56.8	62.3

Gross profit	43.5	37.9	43.2	37.7
Selling, general and administrative expense	18.5	18.9	18.0	17.9
Research and development and engineering expenses	10.9	11.5	11.3	10.1
Amortization expense	3.8	4.0	4.1	3.7

Operating income	10.3%	3.5%	9.8%	6.0%

Comparison of the Three Months Ended July 1, 2000 to the Three Months Ended June 30, 2001

    Net sales.  Net sales for the quarter ended June 30, 2001 were $15.3 million, a decrease of $0.6 million, or 3.8%, from net sales of $15.9 million for the quarter ended July 1, 2000. This decrease was primarily attributable to a decrease in sales of programmable DC products, predominantly sales of Power Ten products and sales to Racal, partially offset by an increase in sales of Space Systems products. In the quarter ended June 30, 2001, sales of Power Ten products, which are part of the DC product line, were $2.3 million, a decrease of $0.9 million from the quarter ended July 1, 2000. In the quarter ended June 30, 2001, net sales attributable to Racal were down $0.4 million compared to the quarter ended July 1, 2000.

    Gross profit.  Gross profit for the quarter ended June 30, 2001 was $5.8 million, a decrease of $1.1 million, or 15.9%, from gross profit of $6.9 million for the quarter ended July 1, 2000. The decrease in gross profit was partly due to the decrease in net sales, and mainly a result of a decrease in the gross margin due to higher overall production costs when compared to the quarter ended July 1, 2000.

    Selling, general and administrative expenses.  Selling, general and administrative ("SG&A") expenses were $2.9 million for the quarter ended June 30, 2001, a decrease of $0.1 million, or 3.3%, from SG&A expenses of $3.0 million for the quarter ended July 1, 2000. SG&A expenses increased slightly as a percentage of net sales from 18.5% in the quarter ended July 1, 2000 to 18.9% in the quarter ended June 30, 2001. The dollar decrease was primarily due to lower expenses for customer demonstration equipment and decreased incentive and bonus compensation.

    Research and development and engineering expenses.  Research and development and engineering ("R&D&E") expenses were $1.8 million for the quarter ended June 30, 2001, an increase of $0.1 million, or 5.9%, from R&D&E expenses of $1.7 million for the quarter ended July 1, 2000. R&D&E expenses increased as a percentage of net sales from 10.9% in the quarter ended July 1, 2000 to 11.5% in the comparable 2001 period. The increase in dollars was primarily due to additional research and development expenses at Power Ten as compared to the quarter ended July 1, 2000.

    Amortization expense.  Amortization expense was $0.6 million in each of the quarters ended June 30, 2001 and July 1, 2000. Amortization expense is comprised of the amortization of goodwill associated with the April 1996 acquisition of Elgar by the predecessor to Elgar Holdings, Inc. and our May 1998 acquisition of Power Ten.

    Operating income.  Operating income was $0.5 million for the quarter ended June 30, 2001, a decrease of $1.1 million, or 68.8%, from operating income of $1.6 million for the quarter ended July 1, 2000. Operating income decreased as a percentage of net sales from 10.3% for the quarter ended July 1, 2000 to 3.5% for the quarter ended June 30, 2001, due to the factors discussed above.

    Interest expense.  Net interest expense was $2.7 million in the quarter ended June 30, 2001, an increase of $0.1 million, or 3.8%, from net interest expense of $2.6 million in the quarter ended July 1, 2000. Net interest expense increased as a percentage of net sales from 16.4% in the quarter ended July 1, 2000 to 17.6% in the comparable 2001 period. The increase in dollars was a result of higher outstanding borrowings on our revolving line of credit partially offset by lower interest rates on those borrowings.

    Income Taxes.  Income taxes for the quarters ended June 30, 2001 and July 1, 2000 were $0. [table shows a benefit of $21,000 in the 2000 quarter?] Losses generated in these quarters do not have a carryback benefit and thus have not been recognized because future realization is uncertain.

    Net loss.  Net loss was $2.2 million in the quarter ended June 30, 2001, an increased loss of $1.2 million from a net loss of $1.0 million for the quarter ended July 1, 2000. In order to improve operating results, we have undertaken a number of initiatives to increase sales across our multiple product lines. These include (1) increasing marketing efforts to existing and new semiconductor end-market customers, (2) introducing our value-added-integration services to high tech end customers, (3) introducing four new products to the marketplace in the past 12 months and (4) initiating cost reduction efforts in the manufacturing and procurement processes, including the relocation of our Power Ten operations to our San Diego facilities.

Comparison of the Six Months Ended July 1, 2000 to the Six Months Ended June 30, 2001

    Net sales.  Net sales for the six months ended June 30, 2001 were $32.6 million, an increase of $2.4 million, or 7.9%, from net sales of $30.2 million for the six months ended July 1, 2000. This increase was primarily attributable to an increase in sales of Space Systems products and a net increase in sales of programmable DC products, predominantly sales of Sorensen products, partially offset by a decrease in sales of Power Ten products and sales to Racal. In the six months ended June 30, 2001, sales of Sorensen products, which are part of the DC product line, were $13.5 million, an increase of $3.2 million from the six months ended July 1, 2000. In the six months ended June 30, 2001, net sales attributable to Racal were approximately $1.6 million, down from $[4.6] million in the first half of 2000. In early second quarter 2001, we were notified by Racal that it was canceling existing backlog of $0.5 million. We anticipate little additional sales attributable to Racal in the balance of 2001.

    Gross profit.  Gross profit for the six months ended June 30, 2001 was $12.3 million, a decrease of $0.7 million, or 5.4%, from gross profit of $13.0 million for the six months ended July 1, 2000. The decrease in gross profit was mainly due to a decrease in the gross margin due to a greater concentration of sales of lower-margin products and higher overall production costs when compared to the six months ended July 1, 2000, partially offset by the increase in net sales.

    Selling, general and administrative expenses.  SG&A expenses were $5.8 million for the six months ended June 30, 2001, an increase of $0.4 million, or 7.4%, from SG&A expenses of $5.4 million for the six months ended July 1, 2000. SG&A expenses decreased slightly as a percentage of net sales from 18.0% in the six months ended July 1, 2000 to 17.9% in the six months ended June 30, 2001. The dollar increase was primarily due to higher sales volume resulting in $0.3 million in increased commissions expense.

    Research and development and engineering expenses.  R&D&E expenses were $3.3 million for the six months ended June 30, 2001, a decrease of $0.1 million, or 2.9%, from R&D&E expenses of $3.4 million for the six months ended July 1, 2000. R&D&E expenses decreased as a percentage of net sales from 11.3% in the six months ended July 1, 2000 to 10.1% in the comparable 2001 period. The decrease in dollars was primarily due to fewer employees in research and development as compared to the six months ended July 1, 2000.

    Amortization expense.  Amortization expense was $1.2 million in each of the six months ended June 30, 2001 and July 1, 2000. Amortization expense is comprised of the amortization of goodwill associated with the April 1996 acquisition of Elgar by the predecessor to Elgar Holdings, Inc. and our May 1998 acquisition of Power Ten.

    Operating income.  Operating income was $2.0 million for the six months ended June 30, 2001, a decrease of $1.0 million, or 33.3%, from operating income of $3.0 million for the six months ended July 1, 2000. Operating income decreased as a percentage of net sales from 9.8% for the six months ended July 1, 2000 to 6.0% for the six months ended June 30, 2001, due to the factors discussed above.

    Interest expense.  Net interest expense was $5.4 million in the six months ended June 30, 2001, an increase of $0.1 million, or 1.9%, from net interest expense of $5.3 million in the six months ended July 1, 2000. Net interest expense decreased as a percentage of net sales from 17.4% in the six months ended July 1, 2000 to 16.5% in the comparable 2001 period. The increase in dollars was a result of higher outstanding borrowings on our revolving line of credit partially offset by lower interest rates on those borrowings.

    Income Taxes.  Income taxes for the six months ended June 30, 2001 and July 1, 2000 were both $0[table shows a benefit of $21,000 in the 2000 period?]. Losses generated in these six months do not have a carryback benefit and thus have not been recognized because future realization is uncertain.

    Net loss.  Net loss was $3.4 million in the six months ended June 30, 2001, an increased loss of $1.1 million from a net loss of $2.3 million for the six months ended July 1, 2000. In order to improve operating results, we have undertaken a number of initiatives to increase sales across our multiple product lines, as discussed in "Net loss" for the quarterly comparison above.

Liquidity and Capital Resources

    Uses and Sources of Capital.  The Company's principal uses of cash are to finance working capital and debt service requirements, and, to a lesser extent, for capital expenditures. The Company is required to make principal payments on the term loan outstanding under its credit facility of $1,000,000 on September 30, 2001 and $1,875,000 on December 31, 2001, and its next scheduled interest payment of approximately $4.5 million on the senior notes is due on February 1, 2002. In addition, the Company intends to make near-term, non-recurring expenditures required to consolidate its Power Ten facility, which management expects will generate material ongoing cost savings, as discussed in Subsequent Events in section 8 of Item 1 above. Historically, the Company has funded its cash requirements principally from working capital, a revolving line of credit and the sale of convertible preferred stock to its stockholders.

    On July 25, 2001, Bankers Trust granted the Company a waiver for covenant violations existing as of June 30, 2001 relating to certain financial covenants specified in the Fourth Amendment to the Credit Agreement (the "Financial Covenants"). The Company anticipates that it will not be in compliance with the Financial Covenants in the period ending September 29, 2001 and has notified Bankers Trust that the Company intends to renegotiate the Financial Covenants for the September 29, 2001 period and future periods. Although no assurance can be given that the Company will be successful in these negotiations with Bankers Trust, past experience in renegotiating covenants and obtaining waivers has been successful.

    The Company's $5.0 million revolving line of credit under its credit facility was fully drawn at June 30, 2001. The line of credit matures on February 3, 2003.

    Our ability to make scheduled principal payments of, or to pay the interest on our debt, as well as make other general corporate expenditures, will depend on our future performance which is subject to general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond our control. While management believes that certain actions it is in the process of initiating, including renegotiating the amount available under and the terms of the credit facility, should enable us to meet our liquidity needs, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available under the credit facility in an amount sufficient to enable us to service our debt or to fund our other liquidity needs.

    Capital Requirements.  The Company's capital expenditures were $1,012,000 in the six months ended June 30, 2001 and $816,000 in the six months ended July 1, 2000. Our expenditures during the six months ended June 30, 2001 were primarily for facility relocation and installing new automated manufacturing capabilities at Elgar.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    In the past, we have had only limited involvement in derivative financial instruments. We do not hold or issue derivative financial instruments for trading purposes. As of June 30, 2001, $13,750,000 of outstanding borrowings under our credit facility, including letters of credit, are at variable interest rates and are thus subject to market risk resulting from interest rate fluctuations. We have entered into interest rate swaps in part to alter interest rate exposures. Interest rate swaps allow us to raise long-term borrowings at floating rates and effectively swap them into fixed rates that are lower than those available to us if fixed-rate borrowings were made directly. Under interest rate swaps, we agree with another party to exchange, at specified intervals, the difference between fixed-rate and floating-rate amounts calculated by reference to an agreed notional principal amount. As of June 30, 2001, none of our long-term bank debt and letters of credit were covered by swap arrangements, as our swap arrangement matured on June 25, 2001.

    In addition, we are exposed to market risks related to fluctuations in interest rates on our $90,000,000 of senior notes outstanding at June 30, 2001. For fixed rate debt such as the senior notes, changes in interest rates generally affect the fair value of the debt instrument. We do not have an obligation to repay the senior notes prior to maturity in February 2008 and, as a result, interest-rate risk and changes in fair value should not have a significant impact on us.

    The tables below provide information as of June 30, 2001 about our derivative instruments and other financial instruments that are sensitive to changes in interest rates.

Long-Term Bank Debt (Variable Rate)

Principal amount	$8,750,000
Variable interest rate	7.0%(1)(2)
Maturity—loan	February 3, 2003
Remaining principal payments:
2001	$1,000,000
2002	$5,750,000
2003	$2,000,000

(1)
Renewals are based on the Eurodollar Rate plus 2.75%.

(2)
From and after March 27, 2001, the Company will be accruing and paying an additional 0.5% of interest on outstanding borrowings which is due at loan maturity.

Revolving Bank Debt (Variable Rate)

Line of credit limit	$5,000,000
Principal amount outstanding	$5,000,000
Variable interest rate	8.5%/6.625%/6.6875%(1)(2)
Loan expiration	February 3, 2003

(1)
Renewals are based on the Eurodollar Rate plus 2.75% for $4.0 million of the principal amount and Base Rate (Bank Prime Rate) plus 1.75% for $1.0 million of the principal amount.

(2)
$1.0 million is with no stated maturity date at a Variable Base Rate of 8.5%; $2.0 million is at a three-month maturity rate on October 4, 2001 of 6.625%; and $2.0 million is at a six-month maturity rate on January 2, 2002 of 6.6875%.

Interest Rate Swap Arrangement (Fixed Rate)

Parties	The Company (fixed rate payor) and Bankers Trust Company (floating rate payor)
Notional amount	$7,500,000
Fixed interest rate	5.83%(1)
Floating interest rate	4.85625% for the current period(2)
Swap interest/(credit)	$17,243(3)
Commencement date	June 24, 1998
Maturity date	June 25, 2001

(1)
As the fixed interest rate payor, the Company was required to pay a fixed rate of 5.83% per annum, payable quarterly, on the $7,500,000 notional amount.

(2)
As the floating rate payor, Bankers Trust Company was required to pay a floating rate of interest, payable quarterly, on the $7,500,000 notional amount, based on the three-month London Interbank Offering Rate (LIBOR).

(3)
In connection with the swap agreement, the Company recorded $17,243 as a charge to interest expense for the three months ended June 30, 2001.

Senior Notes (Fixed Rate)

Principal amount outstanding	$90,000,000
Fixed interest rate	9.875%
Maturity date	February 1, 2008

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)
  Exhibits.

Exhibit No.	Description
10.1	Waiver, dated July 25, 2001, among the Company, Elgar Electronics Corporation and Bankers Trust Company, as agent under the Credit Agreement
  (b)
  No current reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELGAR HOLDINGS, INC.

Dated: August 14, 2001	By:	/s/ CHRISTOPHER W. KELFORD Christopher W. Kelford Vice President—Finance, Chief Financial Officer, Treasurer and Assistant Secretary

QuickLinks

ELGAR HOLDINGS, INC. QUARTERLY REPORT ON FORM 10-Q INDEX
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURE