Form 10-Q
period 2001-09-29
ELGAR HOLDINGS INC
filed 2001-11-19
CIK 1061976

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
For the quarterly period ended September 29, 2001
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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    As of November 13, 2001, the number of shares outstanding of the Registrant's Common Stock was 4,602,433.

ELGAR HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
INDEX

Page Number
Part I Financial Information
Item 1 Consolidated Financial Statements
Consolidated Statements of Operations for the three and nine months ended September 30, 2000 (unaudited) and September 29, 2001 (unaudited)	3
Consolidated Balance Sheets as of December 30, 2000 and September 29, 2001 (unaudited)	4
Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 (unaudited) and September 29, 2001 (unaudited)	5
Notes to Consolidated Financial Statements (unaudited)	6
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3 Quantitative and Qualitative Disclosures About Market Risks	15
Part II Other Information
Item 6 Exhibits and Reports on Form 8-K	16

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ELGAR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited) (in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2000	September 29, 2001	September 30, 2000	September 29, 2001
Net sales	$16,980	$12,901	$47,147	$45,506
Cost of sales	10,086	8,085	27,214	28,410

Gross profit	6,894	4,816	19,933	17,096
Selling, general and administrative expense	2,827	2,701	8,268	8,517
Research and development and engineering expense	1,678	1,462	5,092	4,754
Amortization expense	609	609	1,826	1,826

Operating income	1,780	44	4,747	1,999
Interest expense, net	2,650	2,641	7,899	8,024

Loss before income tax benefit	(870)	(2,597)	(3,152)	(6,025)
Income tax benefit	—	—	(21)	—

Net loss	$(870)	$(2,597)	$(3,131)	$(6,025)

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements

ELGAR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 30, 2000	September 29, 2001
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$224	$3
Accounts receivable, net of allowance for doubtful accounts of $163 and $148 at the end of each period, respectively	10,252	7,184
Inventories	10,700	11,363
Deferred income taxes	615	—
Prepaids and other	424	265

Total current assets	22,215	18,815

PROPERTY, PLANT AND EQUIPMENT, at cost, net of accumulated depreciation and amortization of $4,029 and $4,465, respectively	2,690	3,013
INTANGIBLE ASSETS, net of accumulated amortization of $11,243 and $13,621, respectively	31,247	28,871
DEFERRED INCOME TAXES, net of current portion	834	1,449

	$56,986	$52,148

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$3,379	$3,594
Accrued liabilities	8,858	6,792
Bank Overdraft	—	286
Line of credit	—	5,000
Current portion of long-term debt	3,625	8,750

Total current liabilities	15,862	24,422
LONG-TERM DEBT, net of current portion	96,000	90,000

Total liabilities	111,862	114,422

SERIES A 10% CUMULATIVE REDEEMABLE PREFERRED STOCK, no par value, 20,000 shares authorized; 10,000 shares issued and outstanding	12,126	12,364

STOCKHOLDERS' DEFICIT:
Series B 6% Cumulative Convertible Preferred Stock, no par value, 5,000 shares authorized, issued and outstanding	5,000	5,000
Series C 6% Cumulative Convertible Preferred Stock, no par value, 4,000 shares authorized, issued and outstanding	4,000	4,000
Common Stock, $.01 par value, 15,000,000 shares authorized; 4,601,533 and 4,602,433 shares issued and outstanding, respectively	46	46
Additional paid-in capital	(68,572)	(68,567)
Accumulated deficit	(7,476)	(15,117)

	(67,002)	(74,638)

	$56,986	$52,148

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements

ELGAR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) (in thousands)

	For the Nine Months Ended
	September 30, 2000	September 29, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,131)	$(6,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles	2,376	2,376
Depreciation and amortization on property, plant and equipment	655	687
Loss (gain) on sale of property, plant and equipment	(18)	38
(Increases) decreases in assets:
Accounts receivable	(1,429)	3,068
Inventories	(2,976)	(663)
Prepaids and other	599	159
Increases (decreases) in liabilities:
Accounts payable	1,324	215
Accrued liabilities	(2,450)	(3,444)

Net cash used in operating activities	(5,050)	(3,589)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,126)	(1,052)
Proceeds from sales of property, plant and equipment	2	4

Net cash used in investing activities	(1,124)	(1,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of common stock options	—	5
Repayments on debt	—	(875)
Proceeds from line of credit	2,100	5,000
Bank overdraft	—	286

Net cash provided by financing activities	2,100	4,416

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,074)	(221)
CASH AND CASH EQUIVALENTS, beginning of period	4,479	224

CASH AND CASH EQUIVALENTS, end of period	$405	$3

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$9,567	$9,437
Cash paid (received) for income taxes, net	(784)	92
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Series A preferred stock dividend-in-kind	$930	$113
Series A, B and Series C preferred stock dividend accrual	438	1,378
Accretion of discount on Series A preferred stock	125	125

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

  Interim Accounting Periods

    The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending the Saturday closest to December 31. Interim periods include 13 or 14 weeks ending the last Saturday closest to the end of the quarter. Results of operations for the three and nine months ended September 29, 2001 are not necessarily indicative of the results to be expected for the Company's fiscal year ending December 29, 2001.

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

  Reclassifications

    Certain amounts reflected in the financial statements for 2000 have been reclassified to conform to the presentation used in the financial statements for 2001.

  Inventories

    Inventories, which include materials, direct labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and are comprised of the following (in thousands):

	December 30, 2000	September 29, 2001
Raw materials	$6,033	$7,197
Work-in-process	3,230	2,772
Finished goods	1,437	1,394

Total	$10,700	$11,363

    Recent Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The Company will adopt the provisions of SFAS No. 141 for all business combinations initiated after June 30, 2001. The adoption of this statement had no effect on the Company's financial statements.

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Upon adoption of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. SFAS No. 142 requires that the Company apply a fair value approach to evaluating goodwill impairment, using at least an annual assessment, as compared to the current model under SFAS No. 121 that is based on projected future cash flows. Upon adoption of SFAS No. 142, the Company will cease the amortization of its goodwill and may be required to record an impairment of goodwill under the fair value approach. The Company has not yet determined if an impairment exists under the new fair value approach or the amount of any such impairment that may exist upon adoption. Any impairment identified upon adoption will be reported as a cumulative effect of a change in accounting method in the statement of operations.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets, except for certain obligations of lessees. This statement amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of this statement will have a material impact on its financial position or results of operations.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and

Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged, and generally are to be applied prospectively. We have not yet determined the impact of the adoption of SFAS 144 on our financial condition and results of operations.

3.  Concentrations of Credit Risk

    Sales to one customer accounted for approximately 19% and 10% of the Company's net sales in the quarters ended September 29, 2001 and September 30, 2000, respectively. In the nine months ended September 29, 2001 and September 30, 2000, sales to one customer accounted for approximately 13% and 10% of the Company's net sales, respectively. No other customers individually represented more than 10% of net sales in the three and nine months ended September 29, 2001 and September 30, 2000. The Company performs ongoing credit evaluation of its customers' financial condition, and maintains reserves for potential credit losses.

4.  Credit Facility and Capital Call Agreement

  The Credit Facility

    On March 27, 2001, Elgar, the Company and Bankers Trust Company, as agent under the credit facility, entered into a Fourth Amendment to the Credit Agreement in anticipation of not complying with the EBITDA, leverage ratio and fixed charge covenants for the quarter ended March 31, 2001. In addition to receiving waivers for any covenant violations both before and after giving effect to the Fourth Amendment, the Fourth Amendment:

      (i)  reset the fixed charge coverage ratio for the quarter ended March 31, 2001 and for following quarters,

      (ii) reset the minimum EBITDA levels for the quarter ended closest to March 31, 2001 and for following quarters,

      (iii) reset the leverage ratio for the quarter ended closest to March 31, 2001 and for the following quarters,

      (iv) deferred the $875,000 principal payment that was due on March 31, 2001 until December 31, 2001,

      (v) deferred the $875,000 principal payment due on June 30, 2001 as follows: $292,000 is to be paid on March 31, 2002, $292,000 on June 30, 2002 and $291,000 on September 30, 2002, and

      (vi) provided for Elgar to pay the bank an additional 50 basis points of interest on loans outstanding, as discussed below.

    The payments referenced in (iv) and (v) are in addition to the currently scheduled principal repayments. Elgar was not in compliance with the amended covenants contained in the credit agreement as of September 29, 2001. See Note 8 below.

    On July 25, 2001, Bankers Trust granted the Company a waiver for covenant violations existing as of June 30, 2001 relating to financial covenants specified in the Fourth Amendment to the Credit Agreement (the "Financial Covenants").

    On September 28, 2001, Elgar, the Company and Bankers Trust entered into a Fifth Amendment to the Credit Agreement that extended the due date for a $1,000,000 principal payment on a term loan from September 29, 2001 to October 5, 2001. See Note 8 below.

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

    Indebtedness under the Company's credit facility is shown as short-term debt in the balance sheet, while the $90.0 million of senior notes are currently classified as long-term debt. If the Company were not successful in renegotiating the covenants or paying-off the bank debt by December 16, 2001 (pursuant to the waiver granted to the Company and Elgar on November 13, 2001, as discussed in note 8 below), Elgar would be in violation of its financial covenants under the credit facility and the Company would be in violation of its financial covenants under the Capital Call Agreement. If that were to be the case and Bankers Trust were to accelerate the final maturity of the outstanding bank debt, and if the Company did not timely pay in full the amount so accelerated under the credit facility, that would constitute an event of default under the indenture governing the senior notes and the Company would be required to classify the $90.0 million of senior notes as short-term debt in the balance sheet. In this event, the maturity of the senior notes could also be accelerated. See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

    The $5,000,000 revolving line of credit under the credit facility was fully drawn at September 29, 2001. The line of credit is scheduled to mature on February 3, 2003. At September 29, 2001, there was $8,750,000 outstanding under the term loan under the credit facility, with the final scheduled principal payment on the term loan being due on February 3, 2003.

  The Capital Call Agreement

    The Company, Elgar and an affiliate of the Company's majority shareholder are parties to an Amended and Restated Capital Call Agreement, dated February 12, 1999, with Bankers Trust Company, as agent (the "Capital Call Agreement"). Pursuant to the terms of this agreement, as amended, the majority shareholder has agreed that upon a capital call event, which includes the Company's failure to comply with certain financial covenants contained in the Capital Call Agreement, it will cause up to $5.0 million of the debt outstanding under a term loan from Bankers Trust to be repaid through a capital contribution to the Company. See Note 8 below.

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

    Dividends are payable to the holders of the Series B Preferred Stock and Series C Preferred Stock at the annual rate per share of 6% times the sum of (x) $1,000 and (y) accrued but unpaid dividends. For the series B Preferred Stock, dividends are payable semi-annually on April 30 and October 31. For the Series C Preferred Stock, dividends are payable semi-annually on March 31 and September 30. These dividends are payable when and if declared by the Board of Directors out of funds legally available for such payment. During the three months ended September 29, 2001 and September 30, 2000, the Company accrued $89,337 and $84,210, respectively, for dividends on the Series B Preferred Stock and $67,608 and $63,729, respectively, for dividends on the Series C Preferred Stock. During the nine months ended September 29, 2001 and September 30, 2000, the Company accrued $264,543 and $249,358, respectively, for dividends on the Series B Preferred Stock and $200,856 and $189,330, respectively, for dividends on the Series C Preferred Stock.

6.  Series A Redeemable Preferred Stock

    Dividends are payable quarterly to the holders of Series A cumulative redeemable preferred stock at an annual rate of 10%. The dividends were payable in-kind through January 31, 2001 and in cash thereafter. Under the terms of the indenture governing the Company's $90.0 million of senior notes, the Company is prohibited from paying cash dividends unless its consolidated fixed charge coverage ratio is at least 2.0 to 1.0. The Company does not anticipate that this ratio will equal or exceed 2.0 to 1.0 during 2001. As a result, the Company has accrued dividends of $912,420 from February 1, 2001 to September 29, 2001 (which includes $346,447 for the quarter ended September 29, 2001), and anticipates that it will continue to accrue dividends, rather than pay cash dividends, on the Series A preferred stock during the remainder of 2001.

7.  Interest Rate Swap

    On June 22, 1998, the Company entered into an interest rate swap agreement with a bank with a notional amount of $7.5 million. Under the swap agreement, the Company was required to make a payment based on a fixed rate of 5.83% on each March 24, June 24, September 24 and December 24. This swap agreement continued for the life of the related term loan agreement, with the notional amounts of the swap decreasing as principal decreases on the related loan agreement, and terminated on June 25, 2001. The Company received a floating rate based on three-month LIBOR on the same dates as described above. In connection with the swap agreement, the Company has included settlement income of $17,653 and zero dollars, respectively, in interest expense, net, in its consolidated statements of operations for the three months ended September 30, 2000 and September 29, 2001. The Company has included settlement income of $32,440 and settlement expense of $6,710, respectively, in interest expense, net, in its consolidated statements of operations for the nine months ended September 30, 2000 and September 29, 2001.

8.  Subsequent Events

    On October 5, 2001, Elgar, the Company, an affiliate of the Company's majority shareholder, and Bankers Trust Company, as agent under the credit facility, entered into a Sixth Amendment and Waiver to Credit Agreement and First Amendment to Capital Call Agreement (the "Sixth Amendment"). Under the Sixth Amendment, Bankers Trust agreed to defer the principal payment of $1,000,000 due September 29, 2001 until December 31, 2001, thereby requiring Elgar to make a principal payment to Bankers Trust in the amount of $2,875,000 on December 31, 2001. In addition, Bankers Trust waived any default or event of default under the Credit Agreement, through November 13, 2001, regarding the EBITDA, leverage ratio and fixed charge coverage covenants for the quarter ended September 29, 2001, and extended the date for a capital contribution being made under the Capital Call Agreement to November 13, 2001.

    On November 13, 2001, the same parties to the Sixth Amendment entered into a Waiver to Credit Agreement and Second Amendment to Capital Call Agreement. Under this agreement, Bankers Trust agreed to waive any default or event of default under the Credit Agreement, through December 16, 2001, regarding the EBITDA, leverage ratio and fixed charge coverage covenants for the quarter ended September 29, 2001, and extended the date for a capital contribution being made under the Capital Call Agreement to December 17, 2001.

    In October 2001, the Company wrote-off $163,000 of net book value of assets as a result of disposing of the plant, property and equipment associated with the consolidation of the Power Ten operations to our headquarters in San Diego.

    On November 2, 2001, a syndicate that includes affiliates of the Company's largest shareholder acquired the Racal Instruments group of companies. In the past, Racal Instruments has been a significant customer of the Company, including its largest customer at times. In the nine months ended September 29, 2001, Racal Instruments accounted for 4% of the Company's revenue.

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

Results of Operations

    The following table sets forth certain income statement information for the Company as a percentage of net sales for the three months and nine months ended September 30, 2000 and September 29, 2001:

	Three Months Ended		Nine Months Ended
	September 30, 2000	September 29, 2001	September 30, 2000	September 29, 2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.4	62.7	57.7	62.4

Gross profit	40.6	37.3	42.3	37.6
Selling, general and administrative expense	16.6	20.9	17.5	18.7
Research and development and engineering expenses	9.9	11.4	10.8	10.5
Amortization expense	3.6	4.7	3.9	4.0

Operating income	10.5%	0.3%	10.1%	4.4%

    Comparison of the Three Months Ended September 29, 2001 to the Three Months Ended September 30, 2000

    Net sales.  Net sales for the quarter ended September 29, 2001 were $12.9 million, a decrease of $4.1 million, or 24.1%, from net sales of $17.0 million for the quarter ended September 30, 2000. This decrease was primarily attributable to a decrease in sales of programmable DC power products, predominately sales of Sorensen and Power Ten products, and sales to Racal, partially offset by an increase in sales of Space Systems products. In the quarter ended September 29, 2001, sales of Power Ten products were $1.4 million, a decrease of $1.8 million from the quarter ended September 30, 2000. In the quarter ended September 29, 2001, net sales attributable to Racal were down approximately $1.0 million compared to the quarter ended September 30, 2000. Sorensen sales in the quarter ended September 29, 2001 were $4.2 million, a decrease of $2.2 million from the quarter ended September 29, 2001.

    Gross profit.  Gross profit for the quarter ended September 29, 2001 was $4.8 million, a decrease of $2.1 million, or 30.4%, from gross profit of $6.9 million for the quarter ended September 30, 2000. The decrease in gross profit was mainly due to the decrease in net sales, and partly a result of a decrease in the gross margin due to higher overall production costs when compared to the quarter ended September 30, 2000. The lower margins in the quarter ended September 29, 2001 are expected to improve in future periods due to the elimination of fixed costs as a result of the consolidation of the Power Ten operations to our headquarters in San Diego.

    Selling, general and administrative expenses.  Selling, general and administrative ("SG&A") expenses were $2.7 million for the quarter ended September 29, 2001, a decrease of $0.1 million, or 3.6%, from SG&A expenses of $2.8 million for the quarter ended September 30, 2000. SG&A expenses increased as a percentage of net sales from 16.6% for the quarter ended September 30, 2000 to 20.9% for the quarter ended September 29, 2001 due to lower net sales. The decrease in SG&A dollars was primarily due to lower commissions and lower advertising expenses partially offset by $0.2 million of costs associated with the Power Ten consolidation in the quarter ended September 29, 2001.

    Research and development and engineering expenses.  Research and development and engineering expenses were $1.5 million for the quarter ended September 29, 2001, a decrease of $0.2 million, or 11.8%, from research and development and engineering expenses of $1.7 million for the quarter ended September 30, 2000. As a percentage of net sales, research and development and engineering expense increased from 9.9% for the quarter ended September 30, 2000 to 11.4% for the quarter ended September 29, 2001. The decrease in dollars was mainly due to lower headcount and compensation costs for the quarter ended September 29, 2001 as compared to the quarter ended September 30, 2000.

    Amortization expense.  Amortization expense was $0.6 million for each of the quarters ended September 29, 2001 and September 30, 2000. Amortization expense is comprised of the amortization of goodwill associated with the April 1996 acquisition of Elgar by the predecessor to Elgar Holdings, Inc. and our May 1998 acquisition of Power Ten.

    Operating income.  Operating income was $44,000 for the quarter ended September 29, 2001, down from $1.8 million for the quarter ended September 30, 2000. Operating income decreased as a percentage of net sales from 10.5% for the quarter ended September 30, 2000 to 0.3% for the quarter ended September 29, 2001, due to the factors discussed above.

    Interest Expense.  Net interest expense was $2.6 million for the quarter ended September 29, 2001, a decrease of $0.1 million, or 3.7%, from net interest expense of $2.7 million for the quarter ended September 30, 2000. Net interest expense increased as a percentage of net sales from 15.6% for the quarter ended September 30, 2000 to 20.5% for the comparable 2001 period. The decrease in dollars was a result of lower interest rates on outstanding bank borrowings.

    Income Taxes.  Income taxes were zero for each of the quarters ended September 29, 2001 and September 30, 2000. Losses generated in these quarters do not have a carryback benefit and thus have not been recognized because future realization is uncertain.

    Net Loss.  Net loss was $2.6 million for the quarter ended September 29, 2001, an increased loss of $1.7 million from a net loss of $0.9 million for the quarter ended September 30, 2000. In order to improve operating results, we have undertaken a number of initiatives to increase sales across our multiple product lines. These include (1) introducing our value-added-integration services to high tech end customers, (2) introducing four new products to the marketplace and (3) initiating cost reduction efforts in the manufacturing and procurement processes, including the relocation of our Power Ten operations to our San Diego facilities.

    Comparison of the Nine Months Ended September 29, 2001 to the Nine Months Ended September 30, 2000.

    Net sales.  Net sales for the nine months ended September 29, 2001 were $45.5 million, a decrease of $1.6 million, or 3.4%, from net sales of $47.1 million for the nine months ended September 30, 2000. This decrease was primarily attributable to a decrease in sales of programmable DC power products, predominately sales of Power Ten products and sales to Racal, partially offset by an increase in sales of Space Systems and Sorensen DC products. In the nine months ended September 29, 2001, sales of Power Ten products were $6.4 million, a decrease of $2.6 million from the nine months ended September 30, 2000. In the nine months ended September 29, 2001, net sales attributable to Racal were down approximately $2.2 million compared to the nine months ended September 30, 2000. Space System sales in the nine months ended September 29, 2001 were $5.1 million, an increase of $2.7 million from the nine months ended September 29, 2000, principally due to increased sales to Boeing Satellite Systems, Space Systems/Loral and Astrium SAS.

    Gross profit.  Gross profit for the nine months ended September 29, 2001 was $17.1 million, a decrease of $2.8 million, or 14.1%, from gross profit of $19.9 million for the nine months ended September 30, 2000. The decrease in gross profit was partly due to the decrease in net sales, and mainly a result of a decrease in the gross margin due to higher overall production costs when compared to the nine months ended September 30, 2000. The lower margins in the nine months ended September 29, 2001 are expected to improve in future periods due to the elimination of fixed costs as a result of the consolidation of the Power Ten operations to our headquarters in San Diego.

    Selling, general and administrative expenses.  SG&A expenses were $8.5 million for the nine months ended September 29, 2001, an increase of $0.2 million, or 2.4%, from SG&A expenses of $8.3 million for the nine months ended September 30, 2000. SG&A expenses increased as a percentage of net sales from 17.5% for the nine months ended September 30, 2000 to 18.7% for the nine months ended September 29, 2001. The dollar increase was primarily due to higher commissions because of sales mix, and $0.2 million of costs associated with the Power Ten operations' consolidation, partially offset by lower advertising expenses and lower sales and marketing expenses in the nine months ended September 29, 2001 compared to the nine months ended September 30, 2000.

    Research and development and engineering expenses.  Research and development and engineering expenses were $4.8 million for the nine months ended September 29, 2001, a decrease of $0.3 million, or 5.9%, from research and development and engineering expenses of $5.1 million for the nine months ended September 30, 2000. As a percentage of net sales, research and development and engineering expense decreased from 10.8% for the nine months ended September 30, 2000 to 10.5% for the nine months ended September 29, 2001. The decrease in both dollars and as a percentage of net sales was mainly due to lower headcount and compensation expense for the nine months ended September 29, 2001 as compared to the nine months ended September 30, 2000.

    Amortization expense.  Amortization expense was $1.8 million for each of the nine months ended September 29, 2001 and September 30, 2000.

    Operating income.  Operating income was $2.0 million for the nine months ended September 29, 2001, a decrease of $2.7 million, or 57.4%, from operating income of $4.7 million for the nine months ended September 30, 2000. Operating income decreased as a percentage of net sales from 10.1% for the nine months ended September 30, 2000 to 4.4% for the nine months ended September 29, 2001, due to the factors discussed above.

    Interest Expense.  Net interest expense was $8.0 million for the nine months ended September 29, 2001, an increase of $0.1 million, or 1.3%, from net interest expense of $7.9 million for the nine months ended September 30, 2000. Net interest expense increased as a percentage of net sales from 16.8% for the quarter ended September 30, 2000 to 17.6% for the comparable 2001 period. The increase in dollars was a result of higher outstanding borrowings on our revolving line of credit partially offset by lower interest rates on those borrowings.

    Income Taxes.  Income taxes for the nine months ended September 29, 2001 and September 30? 2000 were $0 and $21,000, respectively. Losses generated in these periods do not have a carryback benefit and thus have not been recognized because future realization is uncertain.

    Net Loss.  Net loss was $6.0 million for the nine months ended September 29, 2001, an increased loss of $2.9 million from a net loss of $3.1 million for the nine months ended September 30, 2000. In order to improve operating results, we have undertaken a number of initiatives to increase sales across our multiple product lines, as discussed in "Net loss" for the quarterly comparison above.

Liquidity and Capital Resources

    Uses and Sources of Capital.  The Company's principal uses of cash are to finance working capital and debt service requirements, and, to a lesser extent, for capital expenditures. The Company is required to make a principal payment on the term loan outstanding under its credit facility of $2,875,000 on December 31, 2001, and its next scheduled interest payment of approximately $4.5 million on the senior notes is due on February 1, 2002. In addition, the Company is in the process of making expenditures required to move its Power Ten operations to its San Diego headquarters, which have generated cost savings to date, and management expects will generate material, ongoing cost savings. Historically, the Company has funded its cash requirements principally from working capital, a revolving line of credit and the sale of convertible preferred stock to its stockholders.

    On October 5, 2001, Bankers Trust granted the Company a waiver for covenant violations existing as of September 29, 2001 relating to certain financial covenants specified in the Fourth Amendment to the Credit Agreement. The Company was not in compliance with the Financial Covenants in the period ending September 29, 2001 and has notified Bankers Trust that the Company intends to renegotiate the Financial Covenants for the September 29, 2001 period and future periods. A waiver has been obtained through December 16, 2001 for these violations. Although no assurance can be given that the Company will be successful in these negotiations with Bankers Trust, past experience in renegotiating covenants and obtaining waivers has been successful. The Company anticipates that it will not be in compliance with the Financial Covenants in the period ending December 31, 2001 if the Financial Covenants are not renegotiated.

    The $5.0 million revolving line of credit under the credit facility was fully drawn at September 29, 2001. The line of credit is scheduled to mature on February 3, 2003. At September 29, 2001, there was $8.75 million outstanding under the term loan under the credit facility, with the final scheduled principal payment on the term loan being due on February 3, 2003.

    The Company's ability to make scheduled principal payments of, or to pay the interest on its debt, as well as make other general corporate expenditures, will depend on our future performance which is subject to general economic, financial, competitive, legislative, regulatory and other factors, many of which are beyond the Company's control. Although no assurances can be given, the Company expects to improve its cash position in the fourth quarter of 2001 as a result of increased revenues and cash collections from the shipment of a large satellite test system and minimal required capital expenditures in the fourth quarter. While management believes that certain actions it is undertaking, including attempting to refinance its bank debt through other financing sources, should enable the Company to meet its liquidity needs during the next twelve months, there can be no assurance that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available under credit facilities in an amount sufficient to enable the Company to service its debt or to fund its other liquidity needs.

    Capital Expenditures.  The Company's capital expenditures were $1,052,000 and $1,126,000 in the nine months ended September 29, 2001 and nine months ended September 30, 2000, respectively. The Company's capital expenditures were $40,000 and $310,000 in the three months ended September 29, 2001 and three months ended September 30, 2000, respectively. Management expects that the Company's capital expenditures in the fourth quarter of 2001 will be approximately $100,000, and expects that capital expenditures for 2002 will be approximately 75% of 2001 levels. In 2002, capital expenditures are intended to be utilized for manufacturing burn-in and test equipment as well as upgrades to the Company's computer equipment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company has had only limited involvement in derivative financial instruments in the past. The Company does not hold or issue derivative financial instruments for trading purposes. At September 29, 2001, $13,750,000 of outstanding borrowings under the Company's credit facility, including letters of credit, are at variable interest rates and the Company is thus subject to market risk resulting from interest rate fluctuations. The Company has previously entered into and may consider entering into interest rate swaps in the future in part to alter interest rate exposures. Interest rate swaps allow the Company to raise long-term borrowings at floating rates and effectively swap them into fixed rates that are lower than those available to the Company if fixed-rate borrowings were made directly. Under interest rate swaps, the Company agrees with another party to exchange, at specified intervals, the difference between fixed-rate and floating-rate amounts calculated by reference to an agreed notional principal amount. At September 29, 2001, none of the Company's long-term bank debt and letters of credit were covered by swap arrangements, as the Company's swap arrangement matured on June 25, 2001.

    In addition, the Company is exposed to market risks related to fluctuations in interest rates on its $90,000,000 of senior notes outstanding at September 29, 2001. For fixed rate debt such as the senior notes, changes in interest rates generally affect the fair value of the debt instrument. The Company does not have an obligation to repay the senior notes prior to maturity in February 2008 and, as a result, interest-rate risk and changes in fair value should not have a significant impact on the Company.

    The tables below provide information at September 29, 2001 about the Company's derivative instruments and other financial instruments that are sensitive to changes in interest rates.

Long Term Bank Debt (Variable Rate)

Principal amount	$8,750,000
Variable interest rate	7.0%(1)(2)
Maturity—loan	February 3, 2003
Remaining principal payments:
Fiscal 2002	$6,750,000
Fiscal 2003	$2,000,000

(1)
Renewals are based on the Eurodollar Rate plus 2.75%.

(2)
From and after March 27, 2001, the Company will be accruing and paying an additional 0.5% of interest on outstanding borrowings which is due at loan maturity.

Revolving Bank Debt (Variable Rate)

Line of credit limit	$5,000,000
Principal amount outstanding	$5,000,000
Variable interest rate	7.75%/6.625%/6.6875%(1)(2)
Loan Expiration	February 3, 2003

(1)
Renewals are based on the Base Rate (Bank Prime Rate) plus 1.75% for $1.0 million of the principal amount and the Eurodollar Rate plus 2.75% for $4.0 million of the principal amount.

(2)
Of this amount, $1.0 million is with no stated maturity date at a Variable Base Rate of 7.75%; $2.0 million is at a three-month maturity rate on October 4, 2001 of 6.625%; and $2.0 million is at a six-month maturity rate on January 2, 2002 of 6.6875%.

Senior Notes (Fixed Rate)

Principal amount outstanding	$90,000,000
Fixed interest rate	9.875%
Maturity date	February 1, 2008

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)
  Exhibits.

Exhibit No.	Description
10.1	Fifth Amendment and Waiver, dated September 28, 2001, among the Company, Elgar Electronics Corporation and Bankers Trust Company, as agent under the Credit Agreement
  (b)
  No current reports on Form 8-K were filed during the quarter ended September 29, 2001.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2001	ELGAR HOLDINGS, INC.
	By:	/s/ CHRISTOPHER W. KELFORD Christopher W. Kelford Vice President—Finance, Chief Financial Officer, Treasurer and Assistant Secretary

QuickLinks

FORM 10-Q
ELGAR HOLDINGS, INC. QUARTERLY REPORT ON FORM 10-Q INDEX
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
ELGAR HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (in thousands)
ELGAR HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)
ELGAR HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands)
ELGAR HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
PART II OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURE