Form 10-K
period 2001-12-29
ELGAR HOLDINGS INC
filed 2002-03-29
CIK 1061976

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For fiscal year ended December 29, 2001
or

☐	Transition Report Pursuant to Section 13 or 15 (d) of Securities Exchange Act of 1934

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
 None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Not applicable.

        As of March 29, 2002, the number of outstanding shares of the registrant's Common Stock was 4,602,433.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Table of Other Registrants

Name of Corporation	Jurisdiction of Incorporation	IRS Employer Identification Number	Address Inlcuding Zip Code and Area Code and Telephone Number of Principal Executive Offices
Elgar Electronics Corporation	California	33-0198753	9250 Brown Deer Road San Diego, CA 92121-2294 (858) 450-0085

Elgar Holdings, Inc.
Index to Annual Report On Form 10-K for Fiscal Year Ended December 29, 2001

i

PART I

ITEM 1. BUSINESS

        In this report, the "Company," "EHI," "we," "us" and "our" refer to Elgar Holdings, Inc. and its subsidiaries, unless the context requires otherwise.

Overview

        We are a leading designer and manufacturer of programmable power supplies and systems for commercial and military applications. Power supplies convert one form of electric power, such as alternating current ("AC") from a wall outlet, into another form of electric power, such as direct current ("DC") used by most electronic products. Programmable power supplies have increased application flexibility as they convert a single input power level into various output power levels. Our products are designed into original equipment manufacturer ("OEM") systems, or utilized by the end customer in power reliability verification, product acceptance, process control, or burn-in applications. We provide one of the broadest product offerings in our industry. Our customers include such industry leaders as Alcatel, Boeing, Cisco, Loral, Northrup Grumman, Litton, Lucent, Motorola, Advanced Energy, Siemens, American Power Conversion, Halliburton and Lockheed Martin.

        Elgar Electronics Corporation, our wholly owned subsidiary ("Elgar"), was founded in 1965 as a manufacturer of solid-state line conditioners and frequency changers for the AC power test and measurement market. By the early 1990's, we had become primarily an AC power supply provider to the defense market with approximately $20 million in net sales. Over the next several years we developed and executed a comprehensive plan to expand our focus to target the large and diverse, commercial DC market. We improved product quality through product redesign and clean-up, quality systems improvement and ongoing employee training. We extended product breadth through new product introductions, strategic alliances and acquisitions of two DC power supply companies, Sorensen and Power Ten. We also reduced delivery cycle times and established an industry-leading, technical support and services capability, with extensive pre-sales support and expert rack system integration consultation. This strategy proved to be successful. For our fiscal years 1999, 2000 and 2001, approximately 72.5%, 80.0% and 91.5% of our sales, respectively, were derived from diversified commercial customers.

Product Applications

        Our significant software and hardware engineering capabilities enable us to address a wide range of complex applications in our target markets. We design and manufacture power solutions used in critical applications that require varied levels of power output and involve substantial engineering complexity. Our products are used in applications such as:

  •
  Test & Measurement ("T&M")—where our products are used to verify that electronic equipment operates reliably under varied levels of power input;

  •
  OEM—where our products are embedded into a system by our customer which is in turn sold to the end customer;

  •
  Process Control—where our product is primarily used as a power amplifying device in the control of a process; and

  •
  Reliability/burn in—where our power supplies are used to provide power to devices to improve product reliability. Burn-in applications are essential to verifying product reliability and are used to screen for "infant mortality" related failures in products.

        Applications within each of our target markets include:

AC Power	Programmable DC	Systems Integration	Power Conditioning
• Avionics testing • Computer final test • Lighting testing • Power supply testing • Weapons testing	• Cell phone verification • Computer printed circuit boards • Ion implantation systems • Oncology Equipment • Microprocessor test systems • Components testing	• GPS satellite testing • Automotive electronics testing • Utility power control	• Military communications backup • Power distribution for shipboard computers • Training systems • Unmanned aircraft control

Principal Products

        We have four principal product areas:

  •
  Programmable DC Power is a type of programmable power supply used to power or test products that require DC inputs, such as printed circuit boards, semiconductors, medical equipment, telecommunications equipment, avionics and almost all other types of electronic products;

  •
  Systems Integration Products and Services include both power subsystem design, manufacture and integration, and space power simulation systems. The power subsystem business is a natural extension of the design and manufacturing capabilities developed while producing complete space power simulation systems over the past 14 years;

  •
  Programmable AC Power is a type of programmable power supply used to power or test AC products such as avionics, computers, DC power supplies, appliances and many other types of electronic products; and

  •
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

        We categorize our sales in these four principal product areas, with net sales shown by product area for our fiscal year ended December 29, 2001 ("Fiscal 2001") as follows (the amounts below exclude $307,000 of shipping revenue in 2001):

	Net Sales for Fiscal 2001
Product Line	$ (000s)	% of Total
Programmable DC Power	$30,799	52.7%
Systems Integration Products and Services	8,282	14.2
Programmable AC Power	6,119	10.5
Other Products and Services	13,189	22.6
Total	$58,389	100.0%

  Programmable DC Power

        Our broad line of programmable DC products is used by commercial and military customers for a wide variety of applications including computer and communications equipment, semiconductor burn-in, industrial process control, avionics, bench-top equipment, and research and development equipment. Customers for programmable DC products include Racal Instruments ("Racal"), Applied Materials, Siemens, Halliburton Company, Cisco Systems, Lucent Technologies, Teradyne, Veeco Instruments, Advanced Power and Reliability Inc. On November 2, 2001, Racal was acquired by a group of investors that includes affiliates of our largest shareholder.

        Our DC products are applied in test and measurement, burn-in and OEM applications. DC product applications include the testing of laser printer heads, DC-to-DC converters, satellites and electronic components. These products are also used for the burn-in of DC-to-DC converters and semiconductors. OEM applications of our DC products include supplying power to medical equipment and cable TV amplifiers. Our DC products are mainly used in OEM applications by customers such as Novellus, Applied Materials and Veeco Instruments. Our power solutions are incorporated into semiconductor manufacturing equipment, microprocessor test stations and burn-in systems. Through Racal, a systems integrator for test and measurement equipment, we are the sole source supplier of programmable DC power equipment to a leading semiconductor manufacturer for use in the Racal automatic test equipment ("ATE") systems for testing microprocessors. Measurement and control applications are highly varied and include power solutions for the medical equipment, automotive, computer, industrial automation, consumer goods, commercial avionics and space, and oil and gas markets. Our largest customer in this market, Siemens, uses our DC power supplies in its oncology treatment systems to create x-rays.

        We offer 20 DC product lines under the Sorensen, Elgar and Power Ten brand names, ranging in power from 60 watts to 30kW. Most of our products are produced in-house, although five lower priced programmable DC product lines, which represented less than 6.0% of our revenue in Fiscal 2001, are manufactured by others and brand labeled Sorensen. Our purchase of Power Ten in May 1998 broadened our product offering with high-power, programmable DC products. We recently entered the market for DC loads with a new product line, enabling us to achieve incremental revenue by selling this product into our existing customer base through the same sales channel.

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

        Systems integration products and services also includes our space power simulation products, which are applied in test and measurement applications to test satellites. Given the significant cost involved in building, launching and insuring satellites, fully testing units prior to launch is critical. With the flexibility to generate any possible power scenario that solar panels may produce in space, our fully integrated Solar Array Simulator ("SAS") test system performs mission-critical power testing from payload testing to final satellite testing inside a thermal vacuum chamber. The SAS can be programmed to create the output power forms associated with a wide variety of solar array operating environments including direct solar illumination, spinning orbital profiles, an eclipse entry and exit, aging of the solar array and many other conditions.

        We believe that we are the leading non-captive source for satellite ground power test systems in the United States. We introduced our third generation Solar Array Simulator in 1995, and were the sole supplier of solar array simulators, battery simulators and umbilical power systems to Lockheed Martin and Motorola on the Iridium project. Today, with our turn-key power systems and fourth generation SAS systems, we supply virtually every major U.S. commercial, military and power subsystem development satellite manufacturer, including Boeing/Hughes, Lockheed Martin, Space Systems Loral, TRW, Jet Propulsion Lab, Motorola Space and Ball Aerospace. Additionally, we have established a strong presence in Europe with customers such as Astrium (Matra Marconi Space and DASA), Alenia Space, Alcatel, Terma and the European Space Agency (ESA ESTEC), and we have recently entered the Japanese market by securing an order with NT Space.

  AC Power

        Our programmable AC products generate a wide range of dynamic AC voltages, frequencies, phase relationships and currents, simulating all possible electrical power waveforms. In addition to pure AC waveforms, our SmartWave™ products are capable of creating any distortion to the wave including noise, spikes, drop-outs and shifts in phase angle. Like our DC products, our AC products are used to test electronic equipment such as consumer appliances, computers, DC power supplies and avionics, with the tests subjecting the equipment to all possible power variations needed to evaluate performance of the specific product or component.

        Our leading AC product, the SmartWave™, is widely recognized in the industry as one of the most technologically advanced AC products on the market. The AC power market, which has been dominated by military spending in the past, is a small but steady and attractive niche for us. We believe that we have one of the largest shares of the AC power market. We are currently the incumbent on many significant U.S. government ATE contracts.

        We offer 15 AC product lines under the Elgar brand name, ranging in power from 120VA to 712kVA. In 2000, to address the low-cost market, we introduced the ContinuousWave™—Manual and ContinousWave™—Programmable product lines, which are used primarily in avionics and AC power components testing.

  Other Products and Services

        Other products and services comprise three components, which are:

  •
  power conditioning and uninterruptible power supply ("UPS") products;

  •
  the CASS program; and

  •
  customer service.

        UPS.    Our power conditioning and UPS product line includes a range of instruments which are capable of providing precise AC output power regardless of the input power distortions or drop-outs. This type of product is used in critical applications where electrical power fluctuations could have severe consequences, such as with field-support for military operations and back-up for data logging in oil exploration missions. The Global Uninterruptible Power Supply (GUPS™), our principal product in this line, is designed to handle any input power from anywhere in the world, including aircraft power, and generates a clean AC output even when the input power is lost.

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

        Having delivered 602 systems to date, we have been notified by Lockheed Martin that the U.S. Navy is winding down the CASS Program, with full-rate production to cease in the fourth quarter of 2002. After full-rate production ceases, however, we will enter the sustaining phase for the program, where the emphasis will be on small quantity orders, spares and service. We understand that the U.S. Navy is considering a limited expansion of the CASS program to equip non-carrier ships. If this were to occur, and Lockheed Martin were to obtain any such business, this could represent additional opportunities for our revenue growth. Further, other branches of the military have programs similar to CASS, including the U.S. Army's Integrated Family of Test Equipment, which currently utilizes our other standard products.

        Customer Service.    Additionally, we offer comprehensive customer service for all of our product offerings through our in-house staff of six customer service technicians, three service administrators and six customer service engineers. Our customer service organization provides global repair and spare parts for all products we offer, and provides technical assistance to our international distributors which are responsible for equipment repairs in their territories and to customers who repair equipment in-house.

Significant Customers

        We sell our power supplies and systems to over 2,500 customers, both directly and indirectly through distributors. Certain customers are material to our business and operations. In Fiscal 2001, two customers represented more than 10% of total net sales. In Fiscal 2001, our top ten customers accounted for approximately 42.1% of net sales, up from 38.2% in our fiscal year ended December 30, 2000 ("Fiscal 2000"). Lockheed Martin accounted for approximately 13.7% of our total net sales in Fiscal 2001, up from 9.2% in Fiscal 2000. Hughes accounted for approximately 10.2% of our total net sales in Fiscal 2001, up from 3.3% in Fiscal 2000. No other customer accounted for 10% or more of our net sales in Fiscal 2001 or Fiscal 2000.

Competition

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

Sales and Marketing

        We sell our products through sales representatives in the U.S. and through distributors internationally, with some direct sales to specific customers and markets. Our sales organization includes 37 employees (22 of whom are in sales and marketing, 15 in customer service support, and one in general and administrative plus an outside consultant), as well as approximately 65 representative/distributor companies with more than 280 salespeople worldwide. We believe that our sales network is one of our major assets and a significant competitive advantage over our competitors.

        Our in-house sales force includes 11 sales managers who are each responsible for working with customers and prospective customers to provide existing or custom solutions to their needs. Our six sales engineers, who support the sales managers, representatives and customers, design solutions according to customers' applications. In turn, these 17 sales professionals are supported by an administrative staff of four people. Our sales and marketing team also includes two marketing professionals who conduct marketing research, create collateral material and training manuals, coordinate the placement of advertising in appropriate trade journals and other periodicals, as well as organize trade shows and perform general public relations work.

        We have strong relationships with the majority of our sales representatives. In the U.S., we believe we have retained the services of the top sales representative for our products in each region of the country. Internationally, we believe we are represented by top-tier international distributors in the regions where we sell our products. Our sales representatives are essentially field extensions of our sales team, helping to identify and pursue sales opportunities. As a result, the sales force, including the representative network, has been instrumental in identifying potential new product opportunities, thus helping to guide our research and development efforts to the most promising areas. In an effort to maximize the effectiveness of our domestic sales network, we have established a representative board, comprised of the chief executives of five of our sales representative organizations, that meets with management on a periodic basis to discuss marketing strategy and execution of the marketing plan. Only one sales representative accounted for over 10% of our net sales in Fiscal 2001. Domestic sales accounted for approximately 91.4%, 88.8% and 89.1% of total net sales in Fiscal 1999, Fiscal 2000 and Fiscal 2001, respectively.

Research and Development

        At December 29, 2001, our engineering department consisted of 65 people. As evidence of our commitment to new product development, our research and development and engineering expenses were $5.9 million for Fiscal 1999, $6.7 million for Fiscal 2000 and $6.2 million for Fiscal 2001. Customer-funded research and development comprised $0.7 million, $0.5 million and $0.3 million of our overall research and development expense incurred in Fiscal 1999, Fiscal 2000 and Fiscal 2001, respectively.

        The development and introduction of new products has been and will continue to be an essential part of our growth strategy to increase market share and expand into new markets. Our current management team has had a record of successful and profitable new product introductions, including the SmartWave™and the Solar Array Simulator products. These and other products are considered superior in the marketplace due to their digital capabilities, flexible format, high-quality engineering and long-term reliability. Our in-house development efforts are focused on leveraging our strong engineering capabilities to produce higher-end, more sophisticated products utilizing digital technology. Management, in conjunction with the sales force and engineering department, has demonstrated a strong ability to identify potential product areas and create technical solutions.

Manufacturing

        Our manufacturing facilities are organized and run efficiently with a focus on quality, productivity and cost and inventory management. Our manufacturing equipment is modern and allows for efficient and quality production. We have designed and constructed our own in-house semi-automated test stations to enhance productivity and ensure quality. Operations management has identified four core manufacturing competencies which are:

  •
  wire harness/heatsink assembly,

  •
  magnetics (transformer assembly),

  •
  low-volume printed circuit board assembly and

  •
  final assembly and testing.

        Operations has redesigned the production floor to use lean manufacturing techniques and simplify material handling and assembly methodology based on these competencies. The redesign has allowed maximum productivity and leveraging of common processes across product lines, as the majority of Elgar's products use the same basic components.

        Over the years we have utilized selective vertical integration and a focused factory approach to improve costs and mitigate delivery and quality risks. We utilize cross-functional teams in new product development, design for manufacturability, sustaining support and quality improvement initiatives while supporting a foundation of employee empowerment and training. Our current initiatives involve focused material cost reductions utilizing long-term partnerships and high quality offshore suppliers. In addition, we have made substantial investments in automated test equipment and through-hole and surface-mount board assembly equipment. This equipment is being used to support the implementation of Demand Flow Technology focused on reducing inventory and manufacturing cycle-times.

        As part of our cost management program, we have outsourced certain lower-end, high volume transformers to a subcontract assembly plant in nearby Tecate, Mexico. All subcontract subassemblies are subjected to our inspection and test process as assurance that quality expectations are met.

        During Fiscal 2001, we improved our work flow, added semi-automated test capabilities and made process and engineering improvements to reduce manufacturing lead times and improve product margins.

Power Ten Plant Consolidation

        In the third quarter of 2001, we consolidated our Power Ten and Elgar manufacturing operations by moving Power Ten's production and manufacturing operations from Northern California to our San Diego headquarters. In connection with the closure, we have incurred certain shut-down costs, including employee termination costs, lease termination costs and costs associated with moving machinery, equipment and personnel to San Diego. We expect that the actions we have taken to consolidate the manufacturing and production facilities will provide us with significant ongoing cost savings.

Backlog

        Our backlog at December 29, 2001 was approximately $10.7 million, all of which we expect to ship in 2002. Our backlog was $20.8 million at December 30, 2000. Backlog consists of product orders for which a customer purchase order has been received and accepted and which is scheduled for shipment. Orders are subject to rescheduling or cancellation by the customer, usually without penalty. Backlog also consists of customer-funded research and development payable under support contracts with our customers and orders for billable services. Because of possible changes in product delivery schedules, cancellation of product orders, and sales will sometimes reflect orders shipped in the same month they are received, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. Moreover, we do not believe that backlog is necessarily indicative of our future results of operations or prospects.

Employees

        At December 29, 2001, we had 360 full-time employees (of which 44 were temporary employees), including 78 manufacturing personnel, 65 engineering personnel, 28 administrative personnel, 22 sales and marketing personnel, nine customer service personnel and 158 personnel involved in direct labor. No attempts to unionize any of our employees have been made. We consider our employee relations to be good.

Intellectual Property

        We have trademarked our SmartWave™, ContinuousWave™, TrueWave™ and GUPS™ products and we have been operating under the Elgar and Sorensen trade names for over 30 years. The Power Ten business has been using the Power Ten trade name for over 15 years. In addition to the protection offered by trademark laws and regulations, we rely upon trade secret protection for our confidential and proprietary information and technology.

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

Government Contracts

        Contracts with the United States government (whether directly or indirectly) are subject to cancellation for default or convenience by the government if deemed in its best interests. In addition, based on audits conducted by the government with respect to its contracts, profits may be renegotiated with respect to certain programs and contracts. In the last five years, we have not experienced any cancellations or significant price renegotiations of a contract at the government's convenience. At no time have we experienced a government cancellation by default. As 27.5%, 20.0% and 8.5% of our net sales in Fiscal 1999, Fiscal 2000 and Fiscal 2001 were made directly or indirectly to the U.S. Government, a significant portion of our business is subject to the government prerogatives described above.

ITEM 2. PROPERTIES

        For Elgar's and Power Ten's operations, which are based in San Diego, California, we lease five facilities in close proximity totaling approximately 118,000 square feet, which we use for:

  •
  the design and production of Elgar's standard DC and AC products and Sorensen-brand products, production for the CASS Program, Power Ten and administrative headquarters (92,100 sq. ft.) (lease expires in December 2002);

  •
  digital engineering (4,900 sq. ft.) (lease expires in September 2002);

  •
  record storage and accounting (2,300 sq. ft.) (lease expires in January 2003);

  •
  manufacturing of magnetics and PDU, a power conditioning product (9,100 sq. ft.) (lease expires in July 2003); and

  •
  stockroom and receiving for all products (9,100 sq. ft.) (lease expires in December 2005).

        Prior to our consolidation of Power Ten's operations with Elgar's, Power Ten utilized a 29,100 square foot facility in Los Gatos, California under a lease that expires in July 2002. We sublease 5,300 square feet of this space to an unaffiliated party, with the term of the sublease also expiring in July 2002. Efforts to find a tenant to sublease the remaining 23,800 square feet for the remainder of the term were unsuccessful. The 23,800 square feet is not currently being used, and will be turned back in to the owner in July 2002.

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

        No matters were submitted to a vote of security holders in the fourth quarter of 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Equity Dividends

        Our common stock is not listed or traded on any exchange. At March 1, 2002, there were 35 holders of record of our common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

Selected Historical Consolidated Financial Data

        The selected consolidated financial data below for the fiscal years ended January 1, 2000 ("Fiscal 1999"), December 30, 2000 ("Fiscal 2000") and December 29, 2001 ("Fiscal 2001) and as of December 30, 2000 and December 29, 2001 have been derived from our consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants, and are included in Item 14 of this report. The selected consolidated financial data below for the fiscal years ended March 28, 1998 and the nine-month period ended January 2, 1999 and as of March 28, 1998 and January 2, 1999 have been derived from our consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants, but are not included in this report. The selected consolidated financial data below as of and for the nine-month period ended December 27, 1997 and the twelve-month period ended January 2, 1999 have been derived from our unaudited consolidated financial statements, not presented herein.

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

	Fiscal Year Ended		Nine Months Ended			Fiscal Year Ended
	Mar. 28, 1998		Dec. 27, 1997		Jan. 2, 1999	Jan. 2, 1999	Jan. 1, 2000	Dec 30, 2000	Dec. 29, 2001
			(unaudited)			(unaudited)
	(dollars in thousands)
Operating Data:
Net sales	$62,496		$46,615		$47,136	$63,017	$56,059	$65,786	$58,696
Cost of sales	32,944		24,325		26,000	34,619	32,032	38,152	36,443

Gross profit	29,552		22,290		21,136	28,398	24,027	27,634	22,253
Selling, general and administrative expenses(1)	9,434		6,781		8,114	10,766	10,005	11,337	11,741
Research and development and engineering expenses	6,242		4,448		4,912	6,707	5,851	6,675	6,170
Amortization expense(2)	1,314		985		1,663	1,991	2,432	2,435	2,435

Operating income	12,562		10,076		6,447	8,934	5,739	7,187	1,907
Interest expense, net	3,341		1,096		8,008	10,253	10,458	10,544	10,642

Income (loss) before income tax provision (benefit)	9,221		8,980		(1,561)	(1,319)	(4,719)	(3,357)	(8,735)
Income tax provision (benefit)	4,448		4,410		(191)	(152)	(536)	70	1,449

Net income (loss)	$4,773		$4,570		$(1,370)	$(1,167)	$(4,183)	$(3,427)	$(10,184)

Other Data:
Operating cash flows (uses)	$7,462		$4,535		$4,323	$7,250	$(1,350)	$(2,637)	$(1,206)
Investing cash flows (uses)	(1,218)		(933)		(17,800)	(18,085)	(674)	(1,252)	(1,085)
Financing cash flows (uses)	(4,269)		(4,035)		17,318	17,084	(4)	(366)	4,130
Depreciation	883		615		748	1,024	888	901	896
Amortization of intangibles	2,194		1,117		2,199	3,276	3,166	3,167	3,169
Capital expenditures	1,228		933		294	589	676	1,254	1,093
Ratio of combined earnings and preferred stock dividends to earnings(3)	3.70	x	8.76	x	—	—	—	—	—
Other Non-GAAP Data:
Adjusted EBITDA(4)	$15,118		$11,669		$9,100	$12,610	$9,158	$10,523	$5,418
Adjusted EBITDA margin(5)	24.2%		25.0%		19.3%	20.0%	16.3%	16.0%	9.2%
Balance Sheet Data:
Total assets	$44,912		$38,922		$63,754	$63,754	$58,545	$56,985	$49,662
Total debt	90,000		11,211		104,000	104,000	100,000	99,625	103,798
Stockholders' equity (deficit)	(61,471)		20,407		(59,589)	(59,589)	(61,575)	(67,002)	(79,354)

(1)
In the year ended March 28, 1998 ("Fiscal 1998"), selling, general and administrative expenses include approximately $359,000 of nonrecurring expenditures relating to the Recapitalization.
(2)
Amortization expense represents the amortization of goodwill associated with the April 1996 acquisition of Elgar by Carlyle-EEC Holdings, Inc., and our May 1998 acquisition of Power Ten.
(3)
In calculating the ratio of earnings to fixed charges, earnings consist of income (loss) before income tax provision (benefit), plus fixed charges. Fixed charges consist of interest incurred (which includes amortization of deferred financing costs) whether expensed or capitalized and a portion of rental expense which management believes is a reasonable approximation of an interest factor. Earnings were insufficient to cover fixed charges by approximately $1,776,000 in the nine months ended January 2, 1999, $1,535,000 in the year ended January 2, 1999, $5,286,000 in the fiscal year ended January 1, 2000, $3,935,000 in the fiscal year ended December 30, 2000 and $10,360,000 in the fiscal year ended December 29, 2001.
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

        As a holding company, we operate through Elgar Electronics Corporation.

Results of Operations

        The following table sets forth certain income statement information and other data as a percentage of net sales for the periods indicated.

	Fiscal Year Ended
	Jan. 1, 2000	Dec. 30, 2000	Dec. 29, 2001
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	57.1	58.0	62.1

Gross profit	42.9	42.0	37.9
Selling, general and administrative expenses	17.9	17.3	20.0
Research and development and engineering expenses	10.5	10.1	10.5
Amortization expense	4.3	3.7	4.1

Operating income	10.2%	10.9%	3.3%

Other Data:
Adjusted EBITDA %	16.3%	16.0%	9.2%

Fiscal Year Ended December 29, 2001 Versus Fiscal Year Ended December 30, 2000

        Net sales.    Net sales in Fiscal 2001 were $58.7 million, a decrease of $7.1 million, or 10.8%, from net sales of $65.8 million in Fiscal 2000. This decrease was primarily attributable to a decrease in sales of programmable DC power products, predominately sales of Power Ten products and sales to Racal, and sales of Sorensen products, partially offset by an increase in sales of space systems products. In Fiscal 2001, sales of Power Ten products were $7.2 million, a decrease of $5.0 million from Fiscal 2000 sales, due to a significant decrease in sales to semiconductor manufacturers. In Fiscal 2001, net sales attributable to Racal were down approximately $3.0 million compared to Fiscal 2000, also due to a decrease in sales to the semiconductor manufacturers. Sales of space systems products in Fiscal 2001 were $8.3 million, an increase of $3.9 million from Fiscal 2000, principally due to increased sales to Boeing Satellite Systems and, to a lesser degree, Space Systems/Loral.

        Gross profit.    Gross profit in Fiscal 2001 was $22.3 million, a decrease of $5.3 million, or 19.2%, from gross profit of $27.6 million in Fiscal 2000. The decrease in gross profit was mainly due to the decrease in net sales which resulted in a $3.0 million decrease in gross profit, and partly as result of a decrease in the gross margin due to higher overall production costs when compared to Fiscal 2000. The lower margins in Fiscal 2001 are expected to improve in future periods due to the elimination of certain fixed costs as a result of the consolidation of the Power Ten operations with Elgar's operations at our headquarters in San Diego.

        Selling, general & administrative expenses.    Selling, general and administrative ("SG&A") expenses were $11.7 million in Fiscal 2001, an increase of $0.4 million, or 3.5%, from SG&A expenses of $11.3 million in Fiscal 2000. SG&A expenses increased as a percentage of net sales from 17.3% in Fiscal 2000 to 20.0% in Fiscal 2001. The dollar increase was primarily due to $1.0 million of costs associated with the Power Ten operations' consolidation, partially offset by lower advertising costs and sales and marketing expenses in Fiscal 2001 compared to Fiscal 2000.

        Research and development and engineering expenses.    Research and development and engineering (R&D&E) expenses in Fiscal 2001 were $6.2 million, a decrease of $0.5 million, or 7.5%, from R&D&E expenses of $6.7 million in Fiscal 2000. R&D&E expenses increased as a percentage of net sales from 10.1% to 10.5%. The decrease in dollars was primarily due to lower headcount and compensation expense in Fiscal 2001 compared to Fiscal 2000, and to a decrease in customer-funded research and development expense in Fiscal 2001 compared to Fiscal 2000. A portion of the Company's R&D&E expenses has historically been funded by customers and the costs associated with the support has been excluded from R&D&E expenses and included in cost of sales.

        Amortization expense.    Amortization expense was $2.4 million in each of Fiscal 2001 and Fiscal 2000. Amortization expense is comprised of the amortization of goodwill associated with the April 1996 acquisition of Elgar by Carlyle-EEC Holdings, Inc., and our May 1998 acquisition of Power Ten.

        Operating income.    Operating income was $1.9 million in Fiscal 2001, a decrease of $5.3 million, or 73.6%, from operating income of $7.2 million in Fiscal 2000. Operating income decreased as a percentage of net sales from 10.9% in Fiscal 2000 to 3.3% in Fiscal 2001. The decrease was due to the factors discussed above. To minimize the negative impact due to the lower sales volume, management initiated a series of cost savings actions. These included consolidating the Sorensen and Power Ten operations into Elgar's San Diego facility in the second and third quarters of 2001, respectively, negotiating raw material price reductions and acquiring automation equipment to shorten production times, reduce scrap and lower the labor content of our products.

        Interest expense.    Net interest expense was $10.6 million in Fiscal 2001, an increase of $0.1 million, or 1.0%, from net interest expense of $10.5 million in Fiscal 2000. Net interest expense increased as a percentage of net sales from 16.0% in Fiscal 2000 to 18.2% in the comparable Fiscal 2001 period. The increase in dollars was a result of higher outstanding borrowings on our revolving line of credit partially offset by lower interest rates on borrowings under our credit facility.

        Income taxes.    Income taxes for Fiscal 2001 and Fiscal 2000 were $1,449,000 and $70,000, respectively. Losses generated in these periods do not have a carryback benefit and thus have not been recognized because future realization is uncertain. A full valuation reserve was set up on the deferred tax asset balance of $1,449,000 due to a change in management's assessment that the realization of these deferred tax assets was uncertain.

        Net loss.    Net loss was $10.2 million in Fiscal 2001, an increased loss of $6.8 million from a net loss of $3.4 million in Fiscal 2000, due to the factors discussed above. In order to improve operating results, we have undertaken a number of initiatives to increase sales across our multiple product lines. These include (1) introducing our value-added-integration services to high-tech end customers,

(2) introducing various product line extensions to our products and (3) initiating cost reduction efforts in the manufacturing and procurement processes, including the relocation of our Power Ten operations to our San Diego facilities.

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

        In Fiscal 2000, net sales attributable to the CASS Program, which are included within Other Products and Services, were approximately $6.7 million. We have been notified that the U.S. Navy is winding down the CASS Program, with full-rate production to cease in the fourth quarter of 2002. After full-rate production ceases, we expect that our net sales attributable to the CASS Program will decrease fairly significantly as we enter the sustaining phase for the program, where the emphasis will be on small quantity orders, spares and service.

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

        Selling, general & administrative expenses.    SG&A expenses were $11.3 million in Fiscal 2000, an increase of $1.3 million, or 13.0%, from SG&A expenses of $10.0 million in Fiscal 1999. SG&A expenses decreased as a percentage of net sales from 17.9% in Fiscal 1999 to 17.3% in Fiscal 2000. The dollar increase was primarily due to higher sales volume, generating higher commissions of $0.7 million, along with higher advertising costs and sales and marketing expenses.

        Research and development and engineering expenses.    R&D&E expenses in Fiscal 2000 were $6.7 million, an increase of $0.8 million, or 13.6%, from R&D&E expenses of $5.9 million in Fiscal 1999. R&D&E expenses decreased as a percentage of net sales from 10.5% to 10.1%. The increase in dollars was primarily due to higher compensation expense and increased consulting and material costs at Power Ten, and to a decrease in customer-funded research and development expense in Fiscal 2000 compared to Fiscal 1999.

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

        Net loss.    Net loss was $3.4 million in Fiscal 2000, an improvement of $0.8 million, or 19.0%, from net loss of $4.2 million in Fiscal 1999, due to the factors discussed above.

Liquidity and Capital Resources

  Overview

        Our principal uses of cash are for working capital requirements, debt service requirements and capital expenditures. Based upon current and anticipated levels of operations, and after giving effect to the Ninth Amendment and Waiver to Credit Agreement entered into on January 31, 2002 (the "Ninth Amendment"), as discussed below, we believe that our cash flow from operations, together with amounts available under our credit facility, will be adequate to meet our anticipated cash requirements through the end of the second quarter of 2002, but will not be sufficient to repay the amounts outstanding under our credit facility on June 28, 2002, as discussed below. No assurance can be given, however, that this will be the case. As a holding company with no operations or assets other than our ownership of Elgar's capital stock, we must rely on dividends and other payments from Elgar to generate the funds necessary to meet our obligations, including the payment of principal of and interest on the Senior Notes.

        We have been notified by Bankers Trust, the lender under our credit facility, of its desire to have the full amount of the outstanding loans under the credit facility, plus accrued but unpaid interest, repaid on June 28, 2002. At March 28, 2002, the outstanding principal amount of the loans under the credit facility was $14,597,615. In order for us to repay the facility and to meet other future debt service and working capital requirements, we will need to obtain other sources of funding. Management is currently pursuing alternative financing sources, and has recently retained advisors to help the Company in this endeavor. There can be no assurance that additional financing will be available on terms satisfactory to us. If we are unsuccessful in obtaining this additional financing, substantial doubt exists as to our ability to continue as a going concern.

  Sources of Capital

        We are party to a credit agreement with Bankers Trust, as agent and sole lender (the "Credit Agreement"), which we entered into in connection with our February 1998 recapitalization. Elgar is the borrower under the Credit Agreement and EHI is the guarantor. As amended, the Credit Agreement consists of (1) a $6,700,000 revolving credit facility (the "Revolving Facility"), of which $900,000 was available to be drawn on March 28, 2002, and (2) a $15,000,000 term facility (the "Term Facility," and collectively with the Revolving Facility, the "Credit Facility"). We used the proceeds from the Term Facility to finance a portion of the purchase price for Power Ten in May 1998. At December 29, 2001, the outstanding balance of the Revolving Facility was $5,015,000, including $15,000 of capitalized interest, and the outstanding balance of the Term Facility was $8,783,000, including $33,000 of capitalized interest. At February 1, 2002, after making an additional draw on the Revolving Facility, the outstanding balance on the Revolving Facility was $5,815,000, including $15,000 of capitalized interest.

        Indebtedness under the Credit Facility bears interest at a floating rate equal to, at our option, the Eurodollar Rate plus a margin of 2.75%, or the Base Rate plus a margin of 1.75%. Pursuant to an earlier amendment to the Credit Agreement, Elgar is to pay Bankers Trust an additional 50 basis points of interest on loans outstanding from and after March 27, 2001, with such payment of additional interest to be made at maturity or upon earlier repayment of the loans. The effective interest rate on the Term Facility was approximately 5.94% at December 29, 2001. We entered into an interest rate swap agreement in June 1998 that covered $7.5 million of our term loan. This swap agreement terminated in June 2001. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        Elgar's obligations under the Credit Facility are:

  •
  secured by a first priority security interest in substantially all of the assets of EHI and Elgar (including, without limitation, accounts receivable, inventory, machinery, equipment, contracts and contract rights, trademarks, copyrights, patents, license agreements and general intangibles);

  •
  guaranteed by EHI on a senior basis; and

  •
  secured by a pledge of all of the outstanding capital stock of Elgar.

        The Credit Facility contains covenants restricting our ability to, among other things, incur additional indebtedness, create liens or other encumbrances, pay dividends or make other restricted payments, make investments, loans and guarantees or sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity. The Credit Facility also contains a number of financial covenants that require us to meet certain financial ratios and tests. If we were to be in default under these covenants and Bankers Trust were to demand the final maturity of the outstanding bank debt, and we did not timely pay in full the amount so demanded under the Credit Facility, that would constitute an event of default under the indenture governing the $90 million of our senior notes that are outstanding (the "Senior Notes").

        The most recent amendment and waiver to the Credit Facility was the Ninth Amendment, which we entered into with Bankers Trust on January 31, 2002. The Ninth Amendment calls for the full amount of the loans outstanding under the Credit Facility, plus accrued interest, to be repaid on June 28, 2002, or sooner if there is an event of default declared by Bankers Trust. At March 28, 2002, the outstanding principal amount of the loans under the Credit Facility was $14,597,615. The Ninth Amendment also requires us to pay Bankers Trust an amendment fee of up to $300,000, payable in installments. In the Ninth Amendment, Bankers Trust waived compliance with (i) the maximum leverage ratio through January 31, 2002, and then deleted that covenant from the Credit Agreement, (ii) the fixed charge coverage ratio through December 29, 2001, and then deleted that covenant from the Credit Agreement and (iii) the minimum consolidated EDITDA covenant through December 29, 2001, and then reset the measurement periods for consolidated EBITDA to begin on December 30, 2001 and end at the end of each of February, March, April and May 2002. In addition, we agreed to limit capital expenditures in the period from December 30, 2001 through June 28, 2002 to $500,000. Finally, under the Ninth Amendment, Bankers Trust increased the Revolving Facility from $5,000,000 to $6,700,000, but required interest to be paid monthly, rather than quarterly, as was the case in prior periods.

        A substantial portion of our interest expense is attributable to the $90 million of 9.875% Senior Notes that are due in 2008. Interest is payable semi-annually on the Senior Notes on each February 1st and August 1st.

  Capital Expenditures

        Our capital expenditures were $676,000 in the year ended January 1, 2000, $1,254,000 in Fiscal 2000 and $1,093,000 in Fiscal 2001. Our expenditures during Fiscal 2001 were primarily for new surface mount manufacturing capability and the consolidation of all manufacturing into one building in connection with the Power Ten consolidation. We have budgeted $500,000 for capital expenditures for fiscal 2002, to be used principally for manufacturing test stations.

Critical Accounting Policies

  Revenue Recognition

        For products, we recognize revenue upon shipment of goods and the passage of title to the customer. For services, we recognize revenue as the related services are performed. Our revenue recognition policies are in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements".

  Intangibles and Other Intangible Assets

        Intangible assets represent (1) the excess of purchase price over net book value of assets acquired in connection with acquisitions, (2) deferred financing costs incurred in connection with our February 1998 recapitalization and May 1998 acquisition of Power Ten and (3) agreements not to compete relating to the Power Ten acquisition. We are amortizing the components of intangible assets on a straight-line basis over their estimated useful lives, ranging from five to 15 years. The debt issuance costs we incurred in connection with issuing the Senior Notes and entering into the Credit Facility are subject to this amortization policy. The original amount of debt issuance costs being amortized was approximately $6.5 million, the accumulated amortization was approximately $2.8 million, and the amount of amortization that was booked in Fiscal 2001 was approximately $725,000.

        We periodically re-evaluate the original assumptions and rationale utilized in the establishment of the carrying value and estimated useful lives of these assets. The criteria we use for these evaluations include management's estimate of the assets' continuing ability to generate income from operations and positive cash flows in future periods as well as the strategic significance of the intangible assets to our business activity.

  Doubtful Accounts

        We maintain allowances for doubtful accounts based on our estimate of losses that will result from the inability of our customers to pay us and for the refusal of customers to pay us because of disputes regarding our products and services. If the financial condition of a customer were to deteriorate, resulting in their inability to make payments to us, or if a customer were dissatisfied with our products or services resulting in their refusal to make payments to us, additional allowances may be required. Significant increases in required reserves may occur in the future if there is a continued decline in the general economic environment that negatively affects the financial condition of our customers or an increase in the number of customers that are dissatisfied with our products or services.

  Inventory Reserves

        We periodically re-evaluate all inventory for potential excess and obsolete material. We reserve excess material based on a percentage of the inventory that is deemed to be in excess of one year's forecast demand, while we reserve obsolete inventory at 100% of carrying value.

  Warranty Reserves

        We periodically re-evaluate warranty liability to ensure that the liability recorded at period end is sufficient to cover future claims for repair or replacement of product. The reserve balance takes into account the warranty period of the product, which ranges from one year to five years.

Inflation and General Economic Conditions; Backlog

        Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on our results of operations. We do not have a significant number of fixed-price contracts where we bear the risk of cost increases. As of December 29, 2001, we had no backlog for which shipments under those contracts are scheduled after December 31, 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We have had only limited involvement in derivative financial instruments in the past. We do not hold or issue derivative financial instruments for trading purposes. At December 29, 2001, $13,798,000 of outstanding borrowings under the Credit Facility, including letters of credit, were at variable interest rates. We are subject to market risk resulting from interest rate fluctuations with respect to our variable-rate borrowings. We had previously entered into an interest rate swap arrangement, which matured in June 2001, and we may consider entering into such arrangements in the future in order to alter interest rate exposures. In general, interest rate swaps allow a company to raise long-term borrowings at floating rates and effectively swap them into fixed rates that are lower than those available if fixed-rate borrowings were made directly. Under interest rate swaps, a company agrees with another party to exchange, at specified intervals, the difference between fixed-rate and floating-rate amounts calculated by reference to an agreed notional principal amount. At December 29, 2001, none of our debt was covered by interest-rate swap arrangements.

        The tables below provide information as of December 29, 2001 about our financial instruments that are sensitive to changes in interest rates.

Long-Term Bank Debt (Variable Rate)
Principal amount	$13,798,000
Variable interest rate	6.07%(1)
Maturity—tranche	January 2, 2002 through June 28, 2002
Maturity—loan and capitalized interest (2)	June 28, 2002
Remaining principal payments:
June 28, 2002 (term debt)	$8,783,000
June 28, 2002 (revolving line of credit)	$5,015,000

(1)
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

(2)
The Seventh Amendment and Waiver to Credit Agreement capitalized as principal the interest from March 27, 2001 through December 19, 2001, which amounted to $47,615 ("Capitalized PIK Interest"). Additional PIK Interest will continue to accrue from December 20, 2001 through loan maturity (see Footnote 6 in the notes to financial statements for further discussion on PIK Interest).

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements required in response to this Item are listed under Item 14(a) of Part IV of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth the name, age and position of each person who is one of our directors or executive officers as of December 29, 2001. Each director holds office until the next annual meeting of the stockholders or until his successor has been elected and qualified. Officers are elected by the Board of Directors and serve at the discretion of the Board.

Name	Age	Positions
Kenneth R. Kilpatrick	64	President and Chief Executive Officer, EHI, Elgar and Power Ten; Director, EHI, Elgar and Power Ten
Samuel A. Lewis	53	Vice President—Sales and Marketing, Elgar
Christopher W. Kelford	51	Vice President—Finance, Chief Financial Officer and Treasurer, EHI and Elgar
Normand E. Precourt	59	Vice President—Engineering, Elgar
John J. Santospirito	61	Vice President—Operations, Elgar
Daniel E. Donati	44	Vice President—Program Management, Elgar
Thomas Erickson	58	Vice President—Human Resources, Elgar
Gerald D. Price	53	Vice President—Sales and Marketing, Power Ten
David C. Hoffman	50	Vice President—Engineering, Power Ten
Dr. John F. Lehman	59	Director, EHI and Elgar
Donald Glickman	68	Vice President, EHI and Elgar; Chairman of the Board, EHI and Elgar; Director, Power Ten
George Sawyer	70	Director, EHI and Elgar
Thomas G. Pownall	79	Director, EHI and Elgar
Oliver C. Boileau, Jr.	74	Director, EHI and Elgar
Stephen L. Brooks	30	Director and Secretary, EHI and Elgar
Joseph A. Stroud	46	Director, EHI and Elgar
William Paul	65	Director, EHI and Elgar
Bruce D. Gorchow	43	Director, EHI and Elgar
Tig H. Krekel	48	Director, EHI and Elgar

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

        Samuel A. Lewis, Vice President—Sales and Marketing of Elgar, with 25 years of experience in the test and measurement equipment industry, including 21 years with Elgar, is responsible for leading

Elgar's sales efforts. Mr. Lewis, who began his career with Elgar in 1972, re-joined Elgar in January 1988 after spending the prior six years as the North American Sales Manager for Wavetek Corporation, a test and measurement company. At Wavetek, Mr. Lewis spearheaded the creation of a central sales management organization, set up area sales offices, and managed 18 representative organizations with 130 sales people. Prior to beginning work with Wavetek in 1982, Mr. Lewis spent nine years with Elgar in the positions of Customer Service Manager and National Sales Manager.

        Christopher W. Kelford, Vice President—Finance, Chief Financial Officer and Treasurer of EHI, Elgar and Power Ten, has been with Elgar since August 1990. Prior to joining Elgar, Mr. Kelford spent 12 years with TRW LSI Products, Inc., a semiconductor manufacturer, advancing from Finance Manager to Controller during that time. Mr. Kelford had significant experience in modernizing information infrastructures, overseeing foreign operations and managing the due diligence phases of five merger and acquisition transactions.

        Normand E. Precourt, Vice President—Engineering of Elgar, has been with Elgar since July 1990. Prior to that time, Mr. Precourt was with Cipher Data Products, a computer peripherals company, advancing from Engineering Group Leader to Vice President, Engineering Technology during that time.

        John J. Santospirito, Vice President—Operations of Elgar, joined Elgar in July 2000. Prior to that time, Mr. Santospirito was a senior operations executive with GNP Computers from 1998 to 2000, with Artecon, Inc. from 1996 to 1998, with Encad, Inc. from 1995-1996 and with Scientific-Atlantic, Inc. from 1988 to 1995.

        Daniel E. Donati, Vice President—Program Management of Elgar, joined Elgar in September 1991 and is responsible for overseeing Elgar's Space Systems and CASS Program operations. Prior to that time, Mr. Donati spent over 12 years with Aerojet Electronics Systems and Walt Disney where he gained valuable program management, operations and engineering experience.

        Thomas Erickson, Vice President—Human Resources of Elgar, joined Elgar in October 1983. Prior to that time, he spent seven years at Solar Turbines as its Human Resources Manager.

        Gerald D. Price has been the Vice President—Sales and Marketing of Power Ten since November 1998, having joined the Company with 20 years of experience in the sales and marketing of semiconductor equipment. Prior to joining Power Ten, Mr. Price spent the previous ten years in regional sales management positions with Advanced Energy Industries, a manufacturer of power supplies used by semiconductor equipment companies for generating plasma. Prior to that time, Mr. Price spent ten years in product marketing management with Varian Associates and KLA-Tencor, two companies heavily involved in the manufacture of capital equipment used in semiconductor fabrication.

        David C. Hoffman has been the Vice President—Engineering of Power Ten since April 1995. Mr. Hoffman has amassed 25 years of experience in the power electronics industry. Prior to joining Power Ten in 1995, Mr. Hoffman was Director of Engineering at Netframe Systems, Inc., a manufacturer of network file servers. He founded Modular Power Corporation, a producer of state-of-the-art 100kW uninterruptible power supplies. Before founding Modular Power, Mr. Hoffman was manager of power systems at Trilogy Systems and was applications manager at Siliconix, Inc. Mr. Hoffman has been awarded eight patents for his engineering contributions in the power electronics industry.

        Dr. John F. Lehman, who is a director of EHI and Elgar, is a Managing Principal of J.F. Lehman & Company ("Lehman"). Prior to founding Lehman in 1991, Dr. Lehman was an investment banker with PaineWebber, Incorporated from 1988 to 1991, and served as a Managing Director in Corporate Finance. Dr. Lehman served for six years as Secretary of the Navy, was a member of the National Security Council Staff, served as a delegate to the Mutual Balanced Force Reductions negotiations and was the Deputy Director of the Arms Control and Disarmament Agency. Dr. Lehman served as

Chairman of the Board of Directors of Sperry Marine, Inc., and is Chairman of the Board of Directors of Special Devices, Incorporated, OAO Technology Solutions, Inc. and Racal Instruments, Inc. Dr. Lehman is also a director of Ball Corporation, Burke Industries, Inc. and ISO Inc. and is Chairman of the Princess Grace Foundation, a director of OpSail Foundation and a trustee of LaSalle College High School.

        Donald Glickman, who is Chairman of the Board and a Vice President of both EHI and Elgar and a director of Power Ten, is a Managing Principal of Lehman. From February 1998 to May 1998, Mr. Glickman was President of EHI. Prior to joining Lehman, Mr. Glickman was a principal of the Peter J. Solomon Company, a Managing Director of Shearson Lehman Brothers Merchant Banking Group and Senior Vice President and Regional Head of The First National Bank of Chicago. Mr. Glickman served as an armored cavalry officer in the Seventh U.S. Army. Mr. Glickman is currently a director of the MSC Software Corporation, Special Devices, Incorporated, Burke Industries, Inc., Racal Instruments, Inc. and Monroe Muffler Brake, Inc. He is also a trustee of MassMutual Corporate Investors and MM Participation Investors.

        George Sawyer, who is a director of EHI and Elgar, is a Managing Principal of Lehman, and has been affiliated with Lehman for the past eleven years. From 1993 to 1996, Mr. Sawyer served as the President and Chief Executive Officer of Sperry Marine, Inc. Prior to that time, Mr. Sawyer held a number of prominent positions in private industry and in the U.S. government, including serving as the President of John J. McMullen Associates, the President and Chief Operating Officer of TRE Corporation, Executive Vice President of General Dynamics Corporation, the Vice President of International Operations for Bechtel Corporation and the Assistant Secretary of the Navy for Shipbuilding and Logistics under Dr. Lehman. Mr. Sawyer is a director of Blacklight Power, Inc., Racal Instruments, Inc. and Special Devices, Incorporated and Chairman of the Board of Burke Industries, Inc. He also serves on the Board of Trustees of Webb Institute and the Mariners' Museum.

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

        Stephen L. Brooks, who is Secretary and a director of EHI and Elgar, is a Vice President of Lehman, having joined Lehman in 1998. Mr. Brooks's responsibilities at Lehman include investment sourcing and execution as well as the financial and capital market aspects of portfolio companies' management. Prior to joining Lehman, Mr. Brooks was an investment banker with Bowles Hollowell Conner & Co. from 1996 to 1998 where he was a founding member of the firm's aerospace and defense mergers and acquisition practice. Mr. Brooks is currently a director of Racal Instruments, Inc.

        Joseph A. Stroud, who is a director of EHI and Elgar, has been a member and limited partner of various affiliates of J.F. Lehman & Company since 1992. Mr. Stroud was the Chief Financial Officer of Sperry Marine, Inc. from 1993 until the company was purchased by Litton Industries, Inc. in 1996. From 1989 to 1993, Mr. Stroud was Chief Financial Officer of the Accudyne and Kilgore Corporations. Mr. Stroud is also a director of Burke Industries, Inc. and Special Devices, Incorporated.

        William Paul is a director of EHI and Elgar. Mr. Paul began his career with United Technologies Corporation ("UTC") at its Sikorsky Aircraft division in 1955. Mr. Paul progressed through a succession of several technical and managerial positions while at Sikorsky, including Vice President of Engineering and Programs and Executive Vice President and Chief Operating Officer, and in 1983 was named President and Chief Executive Officer of Sikorsky Aircraft. In 1994, Mr. Paul was appointed as the Executive Vice President of UTC, Chairman of UTC's international operations and became a member of UTC's management executive committee. Mr. Paul retired from those positions in 1997. Mr. Paul is a Member of the Board of St. Vincent's Medical Center and a presidential appointee to the United States Access Board. Mr. Paul is also a director of Special Devices, Incorporated.

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

        Tig H. Krekel, who is a director of EHI and Elgar, is the former President of Boeing Satellite Systems and former President and Chief Executive Officer of Hughes Space and Communications, the world's largest manufacturer of commercial communications satellites. Mr. Krekel also served as a Senior Vice President and member of the Executive Committee of Hughes Electronics Corporation. Before joining Hughes in 1999, Mr. Krekel was the President and Chief Executive Officer of AlliedSignal's $3.0 billion Aerospace Equipment Systems group, which served the commercial transport, regional airline, general aviation, military and space markets. Prior to joining Allied Signal, Mr. Krekel served in senior executive positions at Decair Corporation, an aviation/aerospace holding company, Poloron Products, a diversified manufacturing concern and Jet America, a domestic and international air carrier. He holds an Airline Transport Pilot's license and has more than 3,000 hours of flight time in jet and rotary-wing aircraft. Mr. Krekel spent five years as a Naval Officer holding various assignments including nuclear engineering duty on the aircraft carrier USS Enterprise, and aide in the office of the Chief of Naval Operations at the Pentagon. Mr. Krekel graduated from the U.S. Naval Academy with a B.S. in Mechanical Engineering and from the U.S. Naval Nuclear Power School as a licensed nuclear engineer. Additionally, he earned a M.B.A. from the Stanford Graduate School of Business with concentration in finance and international strategic management. Mr. Krekel is a National Trustee of the Boys and Girls Club of America and a director of Derco Aerospace, Inc. and Racal Instruments, Inc.

Certain Rights of Holders of Redeemable Preferred Stock

        Under certain circumstances, the holders of the Series A Redeemable Preferred Stock may have the right to elect a majority of EHI's directors. See "Certain Relationships and Related Transactions—Shareholders Agreement."

Committees of the Board of Directors

        Audit Committee.    The Audit Committee of the Board of Directors is comprised of Messrs. Paul (Chairman), Sawyer, Pownall and Brooks. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the scope and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls.

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

ITEM 11. EXECUTIVE COMPENSATION

        The following summary compensation table sets forth for 1999, 2000 and 2001 the historical compensation for services to the Company of the Chief Executive Officer and the four most highly compensated executive officers (the "Named Executive Officers") for Fiscal 2001.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary($)	Bonus($)(1)		Securities Underlying Options	All Other Compensation ($)(2)
Kenneth R. Kilpatrick President and Chief Executive Officer, EHI and Elgar	2001 2000 1999	$234,014 225,930 197,498	$	— 103,850 83,742	160,000 160,000 80,000	— — —
Samuel A. Lewis Vice President—Sales and Marketing of Elgar	2001 2000 1999	138,008 134,773 124,500		— 42,460 39,600	78,000 78,000 39,000	— — —
Gerald D. Price Vice President—Sales and Marketing of Power Ten	2001 2000 1999	134,992 126,352 121,327		— 46,057 49,220	50,000 50,000 15,000	— — —
Normand E. Precourt Vice President—Engineering of Elgar	2001 2000 1999	145,018 141,777 129,997		— 44,620 36,953	76,000 76,000 38,000	— — —
David C. Hoffman Vice President—Engineering of Power Ten	2001 2000 1999	139,548 129,550 124,671		— 36,437 39,476	40,000 40,000 12,000	— — —

(1)
Annual bonuses are indicated for the year in which they were earned. Annual bonuses for any year are generally paid in the following year.

(2)
Perquisites and other personal benefits paid in the periods presented for the Named Executive Officers aggregated less than the lesser of (i) $50,000 and (ii) 10% of the total annual salary and bonus set forth in the columns entitled "Salary" and "Bonus" for each Named Executive Officer and, accordingly, are omitted from the table as permitted by the rules of the Commission.

Options Granted in the Last Fiscal Year

        There were no grants of options to the Named Executive Officers in Fiscal 2001.

Aggregate Option Purchases in Last Fiscal Year-End and Fiscal Year End Option Values

        The following table summarizes information with respect to the year-end values of all options held by the Named Executive Officers.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#) Exercisable/ Unexercisable	Value of Unexercised In-The-Money Options at Fiscal Year-End ($)(1)
Kenneth R. Kilpatrick	0	0	160,000/0	$0
Samuel A. Lewis	0	0	78,000/0	$0
Gerald D. Price	0	0	37,000/13,000	$0
Normand E. Precourt	0	0	76,000/0	$0
David C. Hoffman	0	0	30,000/10,000	$0

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

Stock Option Plan

        As of December 29, 2001, there were outstanding options granted under the Elgar Holdings, Inc. 1998 Stock Option Plan (the "Stock Option Plan") to purchase 896,800 shares of common stock. All options have been granted at fair value, or at a premium thereto, as determined by the Board of Directors of the Company on the date of grant. Options vest ratably over three or four years and generally expire on the tenth anniversary of the date of grant. The Stock Option Plan is administered by the Stock Option Committee, which is composed solely of non-employee directors. The Stock Option Committee has the authority to interpret the Stock Option Plan; to determine the terms and conditions of options granted under the Stock Option Plan; to prescribe, amend and rescind the rules and regulations of the Stock Option Plan; and to make all other determinations necessary or advisable for the administration of the Stock Option Plan. Subject to limitations imposed by law, the Stock Option Committee may amend or terminate the Stock Option Plan at any time and in any manner. However, no such amendment or termination may deprive the recipient of an award previously granted under the Stock Option Plan of any rights thereunder without his or her consent. Under the Stock Option Plan, as amended, 1,164,082 shares of common stock are reserved for issuance upon the exercise of options.

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

Compensation of Directors

        Other than Mr. Kilpatrick, directors receive a $15,000 annual retainer, $1,500 for each board meeting attended ($500 for each committee meeting attended) and reimbursement of reasonable expenses incurred in attending such meetings. In addition, we pay J.F. Lehman & Company certain fees for various management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analyses, negotiating and structuring financing and exploring expansion opportunities. See "Certain Relationships and Related Transactions." Recent amendments to our Credit Facility preclude the Company from paying any management fees to Lehman and its affiliates for services rendered during the period that Bankers Trust is waiving events of default by the Company. However, Lehman continues to provide such services to the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the ownership of our common stock as of March 1, 2002 by (i) each director, (ii) each of the Named Executive Officers, (iii) all executive officers and directors as a group and (iv) each person who is the beneficial owner of more than 5% of the Common Stock.

Name of Individual or Entity(1)	Number of Shares(2)		Percentage of Shares Outstanding(3)
JFL-EEC(4)	3,802,800		64.8%
John F. Lehman(5)	3,802,800		64.8
Donald Glickman(5)	3,802,800		64.8
George Sawyer(5)	3,802,800		64.8
Stephen L. Brooks(5)	3,802,800		64.8
Joseph Stroud(5)	3,802,800		64.8
Thomas G. Pownall(6)	—		—
Oliver C. Boileau, Jr.(7)	—		—
William Paul(8)	—		—
Bruce D. Gorchow(9)	—		—
Tig H. Krekel(10)	—		—
Kenneth R. Kilpatrick	280,000	(11)	4.8
Samuel A. Lewis	158,000	(11)	2.7
Gerald D. Price	37,000	(11)	*
Normand E. Precourt	126,000	(11)	2.1
David C. Hoffman	30,000	(11)	*
Jackson National Life Insurance Company(12)	557,500		9.5
All directors and executive officers as a group (18 persons)	4,572,300	(11)	78.0

*
Less than 1%

(1)
The address of JFL-EEC and Messrs. Lehman, Glickman, Sawyer, Brooks and Stroud is 2001 Jefferson Davis Highway, Suite 607, Arlington, Virginia 22202. The address of Mr. Pownall is 1800 K Street, N.W., Suite 724, Washington, D.C. 20006. The address of Mr. Boileau is 202 North Brentwood Boulevard, Apt. 3A, St. Louis, Missouri 63105. The address of Mr. Paul is 21 Springwood Drive, Trumbull, Connecticut 06611. The address of Mr. Gorchow and Jackson National Life Insurance Company ("Jackson National") is 225 West Wacker Drive, Suite 1200, Chicago, Illinois 60606. The address of Mr. Krekel is 2 Via Pergela, Rancho Palos Verdes, California 90275.

(2)
As used in this table, beneficial ownership means the sole or shared power to vote, or to direct the voting of a security, or the sole or shared power to dispose, or direct the disposition of, a security.

(3)
Computed based upon the total number of shares of Common Stock outstanding and the number of shares of Common Stock underlying options or warrants held by that person exercisable within 60 days of March 1, 2002. In accordance with Rule 13(d)-3 of the Exchange Act, any Common Stock that will not be outstanding within 60 days of March 1, 2002 that is subject to options or warrants exercisable within 60 days of March 1, 2002 is deemed to be outstanding for the purpose of computing the percentage of outstanding shares of the Common Stock owned by the person holding such options or warrants, but is not deemed to be outstanding for the purpose of computing the percentage of outstanding shares of the Common Stock owned by any other person.

(4)
JFL-EEC is a Delaware limited liability company that is an affiliate of Lehman. Through JFL-EEC, J.F. Lehman Equity Investors I, L.P. ("JFLEI"), also an affiliate of Lehman, beneficially owns 61.5% of the Common Stock. Each of Messrs. Lehman, Glickman, Sawyer, Brooks and Stroud, either directly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control JFL-EEC, Lehman and JFLEI. Lehman and JFLEI may be deemed to control the voting and disposition of the shares of the Common Stock owned by JFL-EEC. Accordingly, for certain purposes, Messrs. Lehman, Glickman, Sawyer, Brooks and Stroud may be deemed to be beneficial owners of the shares of Common Stock owned by JFL-EEC.

(5)
Includes the shares beneficially owned by JFL-EEC, of which Messrs. Lehman, Glickman, Sawyer, Brooks and Stroud are affiliates.

(6)
Mr. Pownall is a member of a limited partner of JFLEI and is on the investment advisory board of Lehman.

(7)
Mr. Boileau is a member of a limited partner of JFLEI.

(8)
Mr. Paul is a member of a limited partner of JFLEI.

(9)
Mr. Gorchow is on the investment advisory board of Lehman and is President of PPM AmericaCapital Partners, the agent for Jackson National.

(10)
Mr. Krekel is a member of a limited partner of JFLEI.

(11)
Includes   options exercisable within 60 days of March 1, 2002 for the following persons and following numbers of shares: (i) 160,000 shares for Mr. Kilpatrick; (ii) 78,000 shares for Mr. Lewis; (iii) 37,000 shares for Mr. Price; (iv) 76,000 shares for Mr. Precourt; (v) 30,000 shares for Mr. Hoffman; and (vi) 174,750 shares for all others as a group.

(12)
All   shares are obtainable upon the exercise of warrants, which are immediately exercisable. Some of the warrants are held by affiliates of Jackson National, which is a non-controlling member of JFL-EEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreement

        Pursuant to the terms of a Management Agreement entered into among Lehman, EHI and Elgar upon consummation of the Recapitalization (the "Management Agreement"), (1) we paid Lehman a transaction fee in the amount of $1,000,000 in connection with the Recapitalization and (2) we agreed to pay Lehman an annual management fee of $500,000 that commenced accruing on February 3, 1998 and is payable in advance on a semi-annual basis thereafter. As consideration for services rendered in connection with the Power Ten acquisition, we paid Lehman an acquisition fee of $425,000 pursuant to the Management Agreement. In September 1998, we amended the Management Agreement with Lehman and concurrently entered into a Management Services Agreement with Lehman, the combined effect of which was to further delineate the management services to be provided by Lehman and to reduce the term of the Management Agreement from ten years to five years. Recent amendments to our Credit Facility preclude the Company from paying any management fees to Lehman and its affiliates for services rendered during the period that Bankers Trust is waiving events of default by the Company. However, Lehman continues to provide such services to the Company.

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

Racal Instruments

        Racal Instruments, a significant customer of ours, was acquired on November 2, 2001 by a group of investors that includes affiliates of our largest shareholder. In addition, certain members of our board of directors are also members of Racal's board of directors. As a result, Racal is considered a related party. Sales by us to Racal were approximately $803,000, $4,977,000 and $1,984,000 during Fiscal 1999, Fiscal 2000 and Fiscal 2001, respectively.

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
10.24	Form of Term Loan Note(1)
10.25	Form of Revolving Note(1)
10.26	Form of Swingline Note(1)
10.27	Elgar Holdings, Inc. 1998 Stock Option Plan(2)
10.28	Form of Stock Option Agreement(1)
10.29	Third Amendment, dated as of March 10, 2000, among the Company, Elgar Electronics Corporation, the lenders party to the Credit Agreement and Bankers Trust Company, as Agent(5)
10.30	Fourth Amendment, dated as of March 27, 2001, among the Company, Elgar Electronics Corporation, the lenders party to the Credit Agreement and Bankers Trust Company, as Agent(6)
10.31	Waiver, dated as of July 25, 2001, among the Company, Elgar Electronics Corporation, the lenders party to the Credit Agreement and Bankers Trust Company, as agent(7)

10.32	Fifth Amendment and Waiver, dated as of September 28, 2001, among the Company, Elgar Electronics Corporation, the lenders party to the Credit Agreement and Bankers Trust Company, as agent(8)
10.33
Sixth Amendment and Waiver to Credit Agreement and First Amendment to Capital Call Agreement, dated as of October 5, 2001, among the Company, Elgar Electronics Corporation, the lenders party to the Credit Agreement and Bankers Trust Company, as agent and J.F. Lehman Equity Investors I, L.P. as Contributor
10.34
Waiver to Credit Agreement and Second Amendment to Capital Call Agreement, dated as of November 13, 2001, among the Company, Elgar Electronics Corporation, the lenders party to the Credit Agreement and Bankers Trust Company, as agent and J.F. Lehman Equity Investors I, L.P. as Contributor
10.35
Seventh Amendment and Waiver to Credit Agreement, dated as of December 20, 2001, among the Company, Elgar Electronics Corporation, the lenders party to the Credit Agreement and Bankers Trust Company, as agent and acknowledged and agreed to by Power Ten as subsidiary guarantor
10.36
Eighth Amendment and Waiver to Credit Agreement, dated as of January 23, 2002, among the Company, Elgar Electronics Corporation, the lenders party to the Credit Agreement and Bankers Trust Company, as agent
10.37
Ninth Amendment and Waiver to Credit Agreement, dated as of January 31, 2002, among the Company, Elgar Electronics Corporation, the lenders party to the Credit Agreement and Bankers Trust Company, as agent, and acknowledged and agreed to for limited purposes by J.F. Lehman Equity Investors I, L.P.
12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends
21.1	Subsidiaries of the Company

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

(6)
Incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 30, 2000, as filed with the Securities and Exchange Commission on March 29, 2001.

(7)
Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, as filed with the Securities and Exchange Commission on August 14, 2001.

(8)
Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 29, 2001, as filed with the Securities and Exchange Commission on November 19, 2001.

        No annual report or proxy material covering our last fiscal year has been or will be sent to security holders of the Company.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Elgar Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of ELGAR HOLDINGS, INC. (a Delaware corporation) and subsidiaries (the "Company") as of December 30, 2000 and December 29, 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended January 1, 2000, December 30, 2000 and December 29, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Elgar Holdings, Inc. and subsidiaries as of December 30, 2000 and December 29, 2001, and the results of their operations and their cash flows for the years ended January 1, 2000, December 30, 2000 and December 29, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations and expects that losses may continue in 2002. In addition, certain of the Company's debt is due on June 28, 2002, and the existing cash balances at December 29, 2001 plus management's forecast operating cash flows for Fiscal 2002 are not expected to be sufficient to pay off the debt when it comes due. Therefore, the Company will be required to restructure or obtain additional sources of funding to replace the existing debt and provide sufficient operating cash flow for the remainder of Fiscal 2002. There can be no assurances that the Company will be successful in restructuring or securing such additional financing. If it should be unsuccessful, substantial doubt exists regarding the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II-Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission's rules, and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/  ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP
San Diego, California
February 22, 2002

ELGAR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 30, 2000	December 29, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$224	$2,063
Accounts receivable, net of allowance for doubtful accounts of $163 and $204, respectively	10,252	6,942
Inventories	10,700	9,580
Deferred tax assets	615	—
Prepaids and other	424	325

Total current assets	22,215	18,910
PROPERTY, PLANT AND EQUIPMENT, net	2,690	2,674
INTANGIBLE ASSETS, net of accumulated amortization of $11,243 and $14,413, respectively	31,247	28,078
DEFERRED TAX ASSETS, net of current portion	834	—

	$56,986	$49,662

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$3,379	$2,576
Accrued liabilities	8,858	10,237
Line of credit	—	5,015
Current portion of long-term debt	3,625	8,783

Total current liabilities	15,862	26,611
LONG-TERM DEBT, net of current portion	96,000	90,000

Total liabilities	111,862	116,611

SERIES A 10% CUMULATIVE REDEEMABLE PREFERRED STOCK, no par value, 20,000 shares authorized; 10,000 shares issued and outstanding	12,126	12,405

STOCKHOLDERS' DEFICIT:
Series B 6% Cumulative Convertible Preferred Stock, no par value, 5,000 shares authorized, issued and outstanding	5,000	5,000
Series C 6% Cumulative Convertible Preferred Stock, no par value, 4,000 shares authorized, issued and outstanding	4,000	4,000
Common Stock, $.01 par value, 15,000,000 shares authorized; 4,601,533 and 4,602,433 shares issued and outstanding, respectively	46	46
Additional paid-in capital	(68,572)	(68,567)
Accumulated deficit	(7,476)	(19,833)

Total stockholders' deficit	(67,002)	(79,354)

	$56,986	$49,662

The accompanying notes are an integral part of these consolidated financial statements.

ELGAR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Year Ended January 1, 2000	Year Ended December 30, 2000	Year Ended December 29, 2001
Net sales	$56,059	$65,786	$58,696
Cost of sales	32,032	38,152	36,443

Gross profit	24,027	27,634	22,253
Selling, general and administrative expenses	10,005	11,337	11,741
Research and development and engineering expenses	5,851	6,675	6,170
Amortization expense	2,432	2,435	2,435

Operating income	5,739	7,187	1,907
Interest expense, net	10,458	10,544	10,642

Loss before income taxes	(4,719)	(3,357)	(8,735)
Income tax (benefit) provision	(536)	70	1,449

Net loss	$(4,183)	$(3,427)	$(10,184)

The accompanying notes are an integral part of these consolidated financial statements.

ELGAR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(dollars in thousands, except share amounts)

	Series B Preferred Stock		Series C Preferred Stock
					Common Stock			Retained Earnings (Accumulated Deficit)
							Additional Paid-In Capital
	Shares	Amount	Shares	Amount	Shares	Amount			Total
BALANCE, January 2, 1999	5,000	$5,000	—	$—	4,600,000	$46	$(68,581)	$3,946	$(59,589)
Issuance of Series C preferred stock	—	—	4,000	4,000	—	—	—	—	4,000
Series A preferred stock dividend-in-kind	—	—	—	—	—	—	—	(1,135)	(1,135)
Series B preferred stock dividend accrual	—	—	—	—	—	—	—	(316)	(316)
Series C preferred stock dividend accrual	—	—	—	—	—	—	—	(186)	(186)
Accretion of discount on Series A preferred stock	—	—	—	—	—	—	—	(166)	(166)
Net loss	—	—	—	—	—	—	—	(4,183)	(4,183)

BALANCE, January 1, 2000	5,000	5,000	4,000	4,000	4,600,000	46	(68,581)	(2,040)	(61,575)
Exercise of stock options	—	—	—	—	1,533	—	9	—	9
Series A preferred stock dividend-in-kind	—	—	—	—	—	—	—	(1,252)	(1,252)
Series B preferred stock dividend accrual	—	—	—	—	—	—	—	(335)	(335)
Series C preferred stock dividend accrual	—	—	—	—	—	—	—	(255)	(255)
Accretion of discount on Series A preferred stock	—	—	—	—	—	—	—	(167)	(167)
Net loss	—	—	—	—	—	—	—	(3,427)	(3,427)

BALANCE, December 30, 2000	5,000	5,000	4,000	4,000	4,601,533	46	(68,572)	(7,476)	(67,002)
Exercise of stock options	—	—	—	—	900	—	5	—	5
Series A preferred stock dividend-in-kind	—	—	—	—	—	—	—	(113)	(113)
Series A preferred stock dividend accrual	—	—	—	—	—	—	—	(1,268)	(1,268)
Series B preferred stock dividend accrual	—	—	—	—	—	—	—	(355)	(355)
Series C preferred stock dividend accrual	—	—	—	—	—	—	—	(271)	(271)
Accretion of discount on Series A preferred stock	—	—	—	—	—	—	—	(166)	(166)
Net loss	—	—	—	—	—	—	—	(10,184)	(10,184)

BALANCE, December 29, 2001	5,000	$5,000	4,000	$4,000	4,602,433	$46	$(68,567)	$(19,833)	$(79,354)

The accompanying notes are an integral part of these consolidated financial statements.

ELGAR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended Jan. 1, 2000	Year Ended Dec. 30, 2000	Year Ended Dec. 29, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,183)	$(3,427)	$(10,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles	3,166	3,167	3,169
Depreciation and amortization of property, plant and equipment	888	901	896
Loss on sale of property, plant and equipment	23	4	205
Provision for Deferred Income Taxes	—	—	1,449
Changes in operating assets and liabilities:
Accounts receivable	(2,085)	(2,999)	3,310
Inventories	1,472	(3,077)	1,120
Prepaids and other	372	560	99
Accounts payable	(1,416)	1,631	(803)
Accrued liabilities	413	603	(467)

Net cash used in operating activities	(1,350)	(2,637)	(1,206)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(676)	(1,254)	(1,093)
Proceeds from sales of property, plant and equipment	2	2	8

Net cash used in investing activities	(674)	(1,252)	(1,085)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from preferred stock issuance	4,000	—	—
Proceeds from exercise of options	—	9	5
Proceeds from line of credit	—	—	5,000
Repayment on debt	(4,000)	(375)	(875)
Payments under capital leases	(4)	—	—

Net cash provided by (used in) financing activities	(4)	(366)	4,130

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,028)	(4,255)	1,839
CASH AND CASH EQUIVALENTS, beginning of period	6,507	4,479	224

CASH AND CASH EQUIVALENTS, end of period	$4,479	$224	$2,063

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$9,826	$9,843	$9,674
Cash paid (received) for income taxes, net	(581)	(779)	4
NON-CASH INVESTING & FINANCING ACTIVITIES:
Series A preferred stock dividend-in-kind	$1,135	$1,252	$113
Series A, B and C preferred stock dividend accrual	502	590	1,894
Accretion of discount on Series A preferred stock	166	167	166

The accompanying notes are an integral part of these consolidated financial statements.

ELGAR HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Company Operations

        Elgar Holdings, Inc., a Delaware corporation (the "Company"), manufactures and sells programmable power supply units through its wholly owned subsidiary, Elgar Electronics Corporation ("Elgar"), for commercial and military applications. The Company's primary sales are within the United States and Europe. The Company operates in one business segment.

        In April 1996, the Company acquired all of the outstanding common stock of Elgar (the "Acquisition"). The Acquisition was accounted for as a purchase and, accordingly, the purchase price of $33 million was allocated to the assets acquired and liabilities assumed at their fair values. The excess of purchase price over the net assets acquired of approximately $19.7 million was recorded as goodwill, and is being amortized over 15 years on a straight line basis. The acquisition was funded with $14 million in cash and the proceeds from $19 million in term debt, which was paid off in connection with the Recapitalization (as defined below).

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

        In May 1998, Elgar acquired all issued and outstanding shares of capital stock of Power Ten for $17.8 million in cash. The acquisition has been accounted for as a purchase. In connection with the acquisition, Elgar entered into non-compete agreements with the two former stockholders of Power Ten. At closing, Elgar paid each former stockholder $120,000 as consideration for their agreement not to compete. The acquisition was financed by the issuance of 5,000 shares of Series B Convertible Preferred Stock for $5 million in cash and borrowings of $15 million under the amended credit facility (see Note 6 and Note 7). In connection with the Power Ten acquisition and the financing thereof, Elgar recorded approximately $16.1 million of goodwill (representing the excess of purchase price over the net assets acquired) and approximately $0.9 million of deferred financing costs, both of which are included in intangible assets as of December 30, 2000 and December 29, 2001.

2.    Going Concern Assumptions

        The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the Company's financial statements during the years ended January 1, 2000, December 30, 2000 and December 29, 2001, the Company has incurred losses of $4.2 million, $3.4 million, and $10.2 million, respectively. The Company expects to continue to incur losses in Fiscal 2002.

        The Company believes that its present cash balances will be sufficient to pay ongoing cash expenses only until approximately the end of the second quarter of 2002, and will not be sufficient to repay the amounts outstanding under the Company's credit facility on June 28, 2002. The Company has been notified by Bankers Trust, the lender under its credit facility, of its desire to have the full amount of the outstanding loans under the credit facility, plus accrued but unpaid interest, repaid on June 28, 2002. The Company expects to generate positive cash flows from operations by the end of fiscal 2002. However, given the Company's current cash balances, expected cash requirements for the credit facility repayment on June 28, 2002, the bond interest payment on August 1, 2002 and ongoing operations after the second quarter, the Company believes that it will be necessary for it to raise additional funds before the end of the second quarter of 2002 in order for the Company to continue its operations. Management is currently pursuing alternative financing sources, and has recently retained advisors to help the Company in this endeavor. Although the Company is currently in discussions with potential financing sources and investors, there can be no assurance that the Company will be able to obtain additional funding in the near future on acceptable terms, or at all.

        If the Company were unsuccessful in obtaining this additional financing, substantial doubt exists as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is also dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability.

3.    Summary of Significant Accounting Policies

  Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Elgar. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Fiscal Year

        The Company operates and reports financial results on a fiscal year of 52 or 53 weeks that ends on the Saturday closest to December 31.

  Cash and Cash Equivalents

        Cash equivalents at December 30, 2000 and December 29, 2001 consist of a money market account in a financial institution.

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

  Revenue Recognition

        For products, the Company recognizes revenue upon shipment of goods and the passage of title to the customer. For services, the Company recognizes revenue as the related services are performed. The Company's revenue recognition policies are in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101").

  Customer-Funded Research and Development

        The Company capitalizes certain costs associated with customer-funded research and development. Revenue is recorded when earned under such projects and costs incurred are charged to cost of sales. Customer-funded research and development was $0.7 million for the year ended January 1, 2000, $0.5 million for the year ended December 30, 2000 and $0.3 million for the year ended December 29, 2001.

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

  Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"). This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The Company adopted the provisions of SFAS No. 141 for all business combinations initiated after June 30, 2001.

        In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Upon adoption of SFAS No. 142 goodwill is no longer subject to amortization over its estimated useful life, which would have been $2,387,000 for the year 2002. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value test. The Company adopted these standards effective January 1, 2002 and has not yet determined what impact the adoption of SFAS No. 142 will have on its financial statements, results of operations or related disclosures thereto.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived assets except for certain obligations of lessees. This statement amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," and is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of this statement will have a material impact on its financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged and generally are to be applied prospectively. Management does not expect the adoption of SFAS No. 144 will have a material impact on the Company's financial position or results of operations.

4.    Supplementary Financial Information

        Inventories are comprised of the following (in thousands):

	December 30, 2000	December 29, 2001
Raw materials	$6,033	$7,268
Work-in-process	3,230	1,261
Finished goods	1,437	1,051

	$10,700	$9,580

        Property, plant and equipment and the related depreciable lives are as follows (in thousands):

	December 30, 2000	December 29, 2001
Asset Type/Depreciable Life
Machinery and equipment/4-6 years	$5,048	$5,850
Leasehold improvements/lease term	966	893
Furniture and fixtures/4 years	666	466
Construction in progress	39	35

	6,719	7,244
Less: Accumulated depreciation and amortization	(4,029)	(4,570)

	$2,690	$2,674

        During Fiscal 2001, the Company disposed of fixed assets associated with the closure of the Power Ten production facilities that had an acquisition cost of approximately $244,000 and accumulated depreciation of $81,000 (see Note 15).

        Accrued liabilities consist of the following (in thousands):

	December 30, 2000	December 29, 2001
Payroll and related	$2,341	$1,201
Warranty reserve	455	490
Commissions	477	357
Interest payable	3,688	3,843
Dividends payable	1,282	3,176
Other	615	1,170

	$8,858	$10,237

5.    Concentration of Credit Risk

        Sales to two customers, in the aggregate, accounted for approximately 32%, 12% and 24% of the Company's sales for the years ended January 1, 2000, December 30, 2000 and December 29, 2001, respectively. Two customers represented greater than 10% of sales for the years ended January 1, 2000 and December 29, 2001. No customer represented greater than 10% of sales for the year ended December 30, 2000. In terms of accounts receivable at period end, one customer represented 10% of accounts receivable as of January 1, 2000, one customer represented 11% of accounts receivable as of December 30, 2000, and two customers represented 26% and 20% of accounts receivable as of December 29, 2001. The Company performs ongoing credit evaluation of its customers' financial condition. The Company maintains reserves for potential credit losses.

6.    Long-Term Debt and Revolving Line of Credit

        At December 30, 2000 and December 29, 2001, the Company's long-term debt consisted of the following, giving effect to the impact of the Ninth Amendment to the Company's Credit Facility entered into in January 2002 (in thousands):

	December 30, 2000	December 29, 2001
Senior Notes due February 1, 2008 with an interest rate of 9.875%	$90,000	$90,000
Revolving line of credit due June 28, 2002 with an interest rate ranging from 5.25% to 7.1875%	—	5,015
Term note due June 28, 2002 with an interest rate of 5.9375%	9,625	8,783

	99,625	103,798
Less: current portion	(3,625)	(13,798)

Long term portion	$96,000	$90,000

        Principal maturities under notes payable are as follows:

Fiscal Year	Amount
2002	$13,798
2003	—
2004	—
2005	—
2006	—
Thereafter	90,000

Total Notes Payable	$103,798

        Interest expense related to the $90 million of senior notes was approximately $8.9 million for fiscal years ended January 1, 2000, December 30, 2000 and December 29, 2001. Interest expense related to the term notes and revolving line of credit was approximately $0.9 million for the years ended January 1, 2000 and December 30, 2000 and $1.0 million for the fiscal year ended December 29, 2001.

  Senior Notes

        The Senior Notes, which were issued on February 3, 1998, bear interest at a rate of 9.875% per annum, payable semi-annually on February 1st and August 1st, with a maturity date of February 1, 2008.

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

        In accordance with SFAS 107, the Company is supplying the following data regarding its Senior Notes. On December 29, 2001, Deutsche Bank Global Markets Research indicated a bid price of 32% of par for the Senior Notes, equaling a price of $320 per $1,000 par note.

  Credit Facility and Term Notes

        The Company, Elgar and Bankers Trust are party to a credit agreement (the "Credit Agreement") that provides for a term facility and a revolving facility. Indebtedness under the Credit Agreement is secured by a first priority security interest in substantially all of the Company's assets, and bears interest at a floating rate of interest equal to, at Elgar's option, the eurodollar rate for one, two, three or six months, plus 2.75%, or the bank's prime rate plus a margin of 1.75%.

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

        On December 20, 2001, the Company, Elgar and Bankers Trust Company entered into a Seventh Amendment and Waiver to the Credit Agreement. Under the Seventh Amendment, Bankers Trust agreed to waive any default or event of default under the Credit Agreement, through December 29, 2001, regarding the EBITDA, leverage ratio and fixed charge coverage covenants. The principal payment scheduled to be made by Elgar on December 20, 2001 in the amount of $2,875,000 was deferred until January 25, 2002. The accrued Capitalized PIK Interest of $47,615 from March 27, 2001 through December 19, 2001 was also expensed and included as a part of the principal balance due Bankers Trust, increasing the total principal balance to $13,798,000 for the term note and line of credit.

        On January 23, 2002, the same parties entered into a Eighth Amendment and Waiver to Credit Agreement. Under the Eighth Amendment, Bankers Trust agreed to waive until January 30, 2002 any violations of the minimum EBITDA, leverage ratio and fixed charge coverage covenants, and agreed to defer until January 30, 2002 the $2,875,000 principal payment that was due on January 25, 2002.

        On January 31, 2002, the same parties entered into a Ninth Amendment and Waiver to the Credit Agreement. The Ninth Amendment calls for the full amount of the loans outstanding under the Credit Facility, plus accrued interest, to be repaid on June 28, 2002, or sooner if there is an event of default declared by Bankers Trust. At February 22, 2002, the outstanding principal amount of the loans under the Credit Facility was $14,597,615. The Ninth Amendment also requires the Company to pay Bankers Trust an amendment fee of up to $300,000, payable in installments. In the Ninth Amendment, Bankers Trust waived compliance with (i) the maximum leverage ratio through January 31, 2002, and then deleted that covenant from the Credit Agreement, (ii) the fixed charge coverage ratio through December 29, 2001, and then deleted that covenant from the Credit Agreement and (iii) the minimum consolidated EDITDA covenant through December 29, 2001, and then reset the measurement periods for consolidated EBITDA to begin on December 30, 2001 and end at the end of each of February, March, April and May 2002. In addition, the Company agreed to limit capital expenditures in the period from December 30, 2001 through June 28, 2002 to $500,000. Finally, under the Ninth Amendment, Bankers Trust increased the Revolving Facility from $5,000,000 to $6,700,000, but required interest to be paid monthly, rather than quarterly, as was the case in prior periods.

        At December 29, 2001, the outstanding balance of the Revolving Facility was $5,015,000, including $15,000 of capitalized interest, and the outstanding balance of the Term Facility was $8,783,000, including $33,000 of capitalized interest. At February 22, 2002, after making an additional draw on the Revolving Facility, the outstanding balance on the Revolving Facility was $5,815,000, including $15,000 of capitalized interest, leaving available capacity of $900,000 under the Revolving Facility as of that date.

        Indebtedness under the Company's credit facility is shown as short-term debt in the balance sheet, while the $90.0 million of senior notes are currently classified as long-term debt. If the Company were not successful in paying-off the bank debt by June 28, 2002, Elgar would be in violation of the Credit Agreement. If that were to be the case and Bankers Trust were to demand payment of the final maturity of the outstanding bank debt, and if Elgar did not timely pay in full the amount so demanded under the Credit Agreement, that would constitute an event of default under the indenture governing the senior notes. Accordingly, the Company would be required to classify the $90.0 million of senior notes as short-term debt in the balance sheet. In this event, the maturity of the senior notes could also be accelerated.

  Deferred Financing Costs

        In connection with the issuance of the Senior Notes and entering into the Credit Facility, the Company incurred debt issuance costs of $4.9 million and $1.6 million, respectively that are being amortized to interest expense over the term of the related debt. The accumulated amortization associated with the Senior Notes was approximately $1,400,000 at December 30, 2000 and $1,925,000 at December 29, 2001. The accumulated amortization associated with the Credit Facility was approximately $675,000 at December 30, 2000 and $875,000 at December 29, 2001. In connection with the acceleration of the payment due on June 28, 2002, the remaining unamortized fees associated with entering into the Credit Facility will be amortized over the remaining term of the Credit Facility, which matures on June 28, 2002.

  Capital Call Agreement

        In December 2001, J.F. Lehman Equity Investors, I, L.P ("JFLEI"), an affiliate of our largest stockholder, deposited $5.0 million in a collateral account held by Bankers Trust in connection with earlier amendments and waivers to the Credit Facility and a capital call agreement between JFLEI and Bankers Trust. In January 2002, in connection with the Ninth Amendment, JFLEI deposited an additional $1.7 million into another collateral account. The $6.7 million in the collateral accounts is for the benefit of Bankers Trust. The Company does not have any rights in these funds.

7.    Preferred Stock

  Redeemable Preferred Stock

        In connection with the Recapitalization, the Company issued 10,000 shares of redeemable preferred stock, designated as Series A 10% Cumulative Redeemable Preferred Stock (the "Series A Preferred Stock"), for cash proceeds of $10 million. In connection with such issuance, the Company also issued to the purchasers warrants to purchase 707,488 shares of the Company's common stock. The Company has attributed a value of $1.7 million to the warrants, which is included in additional paid-in-capital as of December 30, 2000 and December 29, 2001.

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

        If the cash dividends payable on the Series A Preferred Stock shall have been in arrears and unpaid for four or more successive dividend payment dates, then until the date on which all such dividends in arrears are paid in full, dividends shall accrue and be payable to the holders at the annual rate of 12% times the sum of $1,000 per share and accrued but unpaid dividends thereon. Upon payment in full of all dividends in arrears, cash dividends will thereafter be payable at the 10% annual rate set forth above. As of December 29, 2001, cash dividends from February 1, 2001 through December 29, 2001 were in arrears.

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

        On March 30, 1999, the Company issued 4,000 shares of Series C 6% Cumulative Convertible Preferred Stock (the "Series C Preferred Stock") for cash proceeds of $4.0 million. The offering, which was made in compliance with the subscription rights contained in the Company's Shareholders Agreement, was completed on March 30, 1999 (See Note 8).

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

8.    Common Stock

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

  Warrants

        At December 30, 2000 and December 29, 2001, the holders of Series A Preferred Stock held warrants to purchase an aggregate of 707,488 shares of common stock at an exercise price of $2.50 per share. The exercise price and number of warrant shares are both subject to adjustment in certain events.

9.    Derivative Financial Instruments

  Interest Rate Swap

        The Company has had only limited involvement in derivative financial instruments in the past. The Company does not hold or issue derivative financial instruments for trading purposes. At December 29, 2001, $13,798,000 of outstanding borrowings under the Company's credit facility, including letters of credit, were at variable interest rates. The Company is subject to market risk resulting from interest rate fluctuations with respect to its variable-rate borrowings. The Company has previously entered into an interest rate swap arrangement, which matured in June 2001, and may consider entering into such arrangements in the future in order to alter interest rate exposures. In general, interest rate swaps allow a company to raise long-term borrowings at floating rates and effectively swap them into fixed rates that are lower than those available if fixed-rate borrowings were made directly. Under interest rate swaps, a company agrees with another party to exchange, at specified intervals, the difference between fixed-rate and floating-rate amounts calculated by reference to an agreed notional principal amount. At December 29, 2001, none of the Company's debt was covered by swap arrangements. The Company has included settlement income of $48,609 and settlement expense of $7,238, respectively, in interest expense, net, in its consolidated statements of operations for the years ended December 30, 2000 and December 29, 2001.

10.  Stock-Based Compensation

  Stock Option Plan

        On July 15, 1998, the Company adopted the 1998 Stock Option Plan (the "Option Plan"), which provided for the issuance of up to 530,748 shares of common stock pursuant to awards granted under the Option Plan. In March 1999, the Company amended its Stock Option Plan to provide for the issuance of up to 1,164,082 shares of common stock under the Option Plan. All options have been granted at fair value, or at a premium thereof, on the date of grant, as determined by the Board of

Directors. Options vest ratably over three or four years and generally expire on the tenth anniversary of the date of grant. The stock option grants in 1999, 2000 and 2001 were made at a premium to the fair value on the date of grant. The options outstanding reflected in the table below have a weighted- average remaining contractual life of 7.22 years. Option activity for the years ended January 1, 2000, December 30, 2000 and December 29, 2001 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of January 2, 1999	509,500	$7.50
Granted	410,200	2.75
Exercised	—	—
Forfeited	(41,500)	7.50

Outstanding as of January 1, 2000	878,200	$5.28
Granted	150,500	5.35
Exercised	(1,533)	5.85
Forfeited	(34,167)	5.29

Outstanding as of December 30, 2000	993,000	$5.29
Granted	32,800	5.35
Exercised	(900)	5.35
Forfeited	(128,100)	5.30

Outstanding as of December 29, 2001	896,800	$5.30
Exercisable as of December 29, 2001	824,950	$5.27

        The Company has adopted only the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," pertaining to disclosure. The following amounts are shown for disclosure purposes only, and may not be representative of future calculations since additional options may be granted in future years. If the Company had recognized compensation cost for stock-based employee compensation in accordance with the provisions of SFAS No. 123, the Company's net loss would have increased by approximately $395,000 for the year ended January 1, 2000, $365,000 for the year ended December 30, 2000 and zero for the year ended December 29, 2001. The fair value of these options was estimated at the date of grant using an option-pricing model with the following weighted-average assumptions for the above periods: expected volatility of 0%; risk-free interest rate of 5.48%, 5.76% and a range of 4.60% to 5.42% for the years ended January 1, 2000, December 30, 2000 and December 29, 2001, respectively; expected option life of 10 years; and no dividend yield.

11.  Income Taxes

        The provision (benefit) for income taxes consists of the following (in thousands):

	Fiscal Year Ended
	Jan. 1, 2000	Dec. 30, 2000	Dec. 29, 2001
Current
Federal	$(493)	$60	—
State	(43)	10	—

	(536)	70	—
Deferred
Federal	—	—	776
State	—	—	673

	—	—	1,449

Provision (benefit) for income taxes	$(536)	$70	$1,449

        The provision (benefit) for income taxes reconciles to the amounts computed by applying the Federal statutory rate to income (loss) before taxes as follows (dollars in thousands):

	Year Ended January 1, 2000		Year Ended December 30, 2000		Year Ended December 29, 2001
Computed statutory tax	(34.00)%	$(1,604)	(34.00)%	$(1,141)	(34.00)%	$(2,965)
State income taxes, net of federal benefit	(3.00)%	(142)	(6.00)%	(201)	(6.00)%	(523)
Permanent differences from amortization of intangible assets	20.20%	953	27.90%	938	11.00%	955
Increase in valuation allowance	7.60%	357	17.10%	574	55.60%	4,849
Other	—	—	—	—	(6.58)%	(567)
R&D credits	(2.10)%	(100)	(3.00)%	(100)	(3.4)%	(300)

Provision (benefit) for income taxes	(11.30)%	$(536)	2.00%	$70	16.62%	$1,449

        The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows (in thousands):

	December 30, 2000	December 29, 2001
Current deferred taxes
Section 163(j) interest carryforwards	$440	$440
Accrued expenses	349	471
Other	167	708
Less Valuation Allowance	(341)	(1,619)

Total current deferred taxes	615	—

Noncurrent deferred taxes
Depreciation and UNICAP	288	270
Inventory	609	708
Other	527	3,183
Less: Valuation allowance	(590)	(4,161)

Total non-current deferred taxes	834	—

	$1,449	$—

        During 2001, management determined that as a result of projected losses, realization of the deferred tax assets was uncertain. Thus, the Company has recorded a full valuation allowance against the deferred tax assets. As of December 29, 2001, the Company had a federal income tax net operating loss carryforward of $5.8 million which will begin to expire in 2006 for federal income tax purposes.

12.  Commitments and Contingencies

  Litigation

        The Company is subject to various claims as a result of its ongoing business activities. Management believes that the outcome of any such claims will not have a material adverse effect on the Company's financial position or results of operations.

  Lease Commitments

        The Company leases its facilities and certain equipment under non-cancelable operating leases that expire through 2005. The Company's primary facility lease expires in 2002 and contains an option to extend the lease for two additional five-year periods. Rent expense under operating leases amounted to $1,299,000 for the year ended January 1, 2000, $1,488,000 for the year ended December 30, 2000 and $1,660,000 for the year ended December 29, 2001.

        Minimum future lease payments as of December 29, 2001 under operating leases are as follows (in thousands):

Year	Operating Leases
2002	$1,279
2003	202
2004	130
2005	107

Total	$1,718

  Lease Income

        The Company sub-leases certain of its office space for approximately $7,700 per month under a sublease expiring in July 2002. Future income expected under the sublease is approximately $50,000.

13.  Incentive Compensation Arrangements

        The Company instituted an employee bonus program in 1996 under which all non-management employees are paid bonuses based on the achievement of certain performance criteria, as defined in the bonus program. The Company incurred expenses of $293,000 for the year ended January 1, 2000, $521,000 for the year ended December 30, 2000 and $28,000, for the year ended December 29, 2001 under this compensation arrangement.

        The Company has a management incentive program under which management-level employees are paid incentives based on the achievement of certain performance criteria. The Company incurred expenses of $409,000 for the year ended January 1, 2000 and $470,000 for the year ended December 30, 2000 under this compensation arrangement. There was no expense associated with this program for the year ended December 29, 2001.

        The Company also maintains a defined contribution 401(k) plan (the "Plan") for all of its employees. Those employees who participate in the Plan are entitled to make contributions of up to 15 percent of their compensation, limited by IRS statutory contribution limits. In addition to employee contributions, the Company also contributes to the Plan by matching 40 percent of employee contributions up to the first six percent of contributions. Amounts contributed to the Plan by the Company were $251,000 for the year ended January 1, 2000, $304,000 for the year ended December 30, 2000 and $285,000 for the year ended December 29, 2001.

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

14.  Related Party Transaction

        In February 1998, the Company entered into a Management Agreement with J.F. Lehman & Company ("Lehman"), an affiliate of the Company's principal shareholder (the "Management Agreement"). Under the terms of the Management Agreement, the Company paid Lehman a $425,000 transaction fee in connection with the Power Ten acquisition and is obligated to pay Lehman a $500,000 annual management fee in advance on a semi-annual basis. In September 1998, the Company and Lehman amended the Management Agreement and concurrently entered into a Management Services Agreement with the affiliate, the combined effect of which was to further delineate the management services to be provided by the affiliate and to reduce the term of the Management Agreement from ten years to five years. Management fees expense under the Management Agreement, Management Services Agreement and previous management agreements were $500,000 for the years ended January 1, 2000, December 30, 2000 and December 29, 2001. Recent amendments to the Company's Credit Agreement preclude the Company from paying any management fees to Lehman for services rendered during the period that Bankers Trust is waiving events of default by the Company. However, Lehman continues to provide such services to the Company.

        Racal Instruments, a significant customer of the Company, was acquired on November 2, 2001 by a group of investors that includes affiliates of the Company's largest shareholder. In addition, certain members of the Company's board of directors are also members of Racal's board of directors. As a result, Racal is considered a related party. Sales by the Company to Racal were approximately $803,000, $4,977,000 and $1,984,000 during Fiscal 1999, Fiscal 2000 and Fiscal 2001, respectively.

15.  Power Ten Consolidation

        In July 2001, the Company decided to move its Power Ten operations from Northern California to its San Diego facilities. In connection with the move, the Company has incurred expenses totaling $1,002,000 in Fiscal 2001 consisting of lease abandonment costs of $413,000, severance costs of $229,000, fixed asset disposals of $162,000, travel costs of $104,000 and other costs totaling $94,000.

        As of December 29, 2001, the Company had accrued expenses relating to the consolidation of Power Ten's operations with Elgar's totaling $350,000, of which $299,000 was for lease abandonment costs and $51,000 for severance. These accrued expenses are expected to be paid by July 2002 when the lease on the Power Ten facility expires.

        Power Ten was merged with and into Elgar Electronics Corporation effective January 1, 2002, as the Power Ten legal entity was no longer required due to the consolidation of Power Ten's operations with Elgar's in San Diego.

VALUATION AND QUALIFYING ACCOUNTS

ELGAR HOLDINGS, INC.

(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	(a) Deductions	Balance at End of Period
Allowance for doubtful accounts (deducted from accounts receivable)
Year ended December 29, 2001	$163	$77	$(36)	$204
Year ended December 30, 2000	152	21	(10)	163
Year ended January 1, 2000	171	3	(22)	152

(a)
Includes write-offs and reversals.

S-1

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this Report to be signed on their behalf by the undersigned, thereunto duly authorized in the City of San Diego, State of California on the 28th day of March, 2002.

ELGAR HOLDINGS, INC. ELGAR ELECTRONICS CORPORATION
By:	/s/ KENNETH R. KILPATRICK Kenneth R. Kilpatrick President and Chief Executive Officer
By:	/s/ CHRISTOPHER W. KELFORD Christopher W. Kelford Vice President—Finance, Chief Financial Officer and Treasurer

Signature	Title	Date

/s/ KENNETH R. KILPATRICK Kenneth R. Kilpatrick	Director, President and Chief Executive Officer (Principal Executive Officer)	March 28, 2002
/s/ CHRISTOPHER W. KELFORD Christopher W. Kelford	Vice President—Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 28, 2002
/s/ JOHN F. LEHMAN John F. Lehman	Director	March 28, 2002
/s/ DONALD GLICKMAN Donald Glickman	Director and Vice President	March 28, 2002
/s/ GEORGE SAWYER George Sawyer	Director	March 28, 2002
/s/ STEPHEN L. BROOKS Stephen L. Brooks	Director and Secretary	March 28, 2002

/s/ OLIVER C. BOILEAU, JR. Oliver C. Boileau, Jr.	Director	March 28, 2002
/s/ THOMAS G. POWNALL Thomas G. Pownall	Director	March 28, 2002
/s/ WILLIAM PAUL William Paul	Director	March 28, 2002
/s/ JOSEPH A. STROUD Joseph A. Stroud	Director	March 28, 2002
/s/ GEORGE SAWYER George Sawyer	Director	March 28, 2002
/s/ BRUCE D. GORCHOW Bruce D. Gorchow	Director	March 28, 2002
/s/ TIG H. KREKEL Tig H. Krekel	Director	March 28, 2002

QuickLinks

Elgar Holdings, Inc. Index to Annual Report On Form 10-K for Fiscal Year Ended December 29, 2001
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ELGAR HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (dollars in thousands)
ELGAR HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (dollars in thousands)
ELGAR HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (dollars in thousands, except share amounts)
ELGAR HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)
ELGAR HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
VALUATION AND QUALIFYING ACCOUNTS ELGAR HOLDINGS, INC. (in thousands)
SIGNATURES