Form 10-Q
period 2002-03-30
ELGAR HOLDINGS INC
filed 2002-05-13
CIK 1061976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

For the quarterly period ended March 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number 1-333-55797

ELGAR HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	51-0373329
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9250 Brown Deer Road San Diego, California	92121-2294
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 450-0085

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

As of May 13, 2002, the number of shares outstanding of the Registrant’s Common Stock was 4,602,433.

ELGAR HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ELGAR HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (dollars in thousands)

	For the Three Months Ended
	March 31, 2001	March 30, 2002
Net sales	$17,313	$10,030
Cost of sales	10,826	6,228
Gross profit	6,487	3,802
Selling, general and administrative expense	2,932	2,519
Research and development and engineering expense	1,524	1,246
Amortization expense	609	12
Operating income	1,422	25
Interest expense, net	2,673	2,871
Loss before income taxes	(1,251)	(2,846)
Income taxes	—	—
Net loss	$(1,251)	$(2,846)

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements

ELGAR HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 29, 2001	March 30, 2002
ASSETS		(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$2,063	$28
Accounts receivable, net of allowance for doubtful accounts of $204 and $138, respectively	6,942	5,129
Inventories	9,580	8,830
Prepaids and other	325	316
Total current assets	18,910	14,303

PROPERTY, PLANT AND EQUIPMENT, net	2,674	2,507
GOODWILL, net of accumulated amortization of $11,419	24,381	24,381
OTHER ASSETS, net of accumulated amortization of $2,994 and $3,405, respectively	3,697	3,286
	$49,662	$44,477
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$2,576	$2,229
Accrued liabilities	10,237	7,779
Bank overdraft	—	123
Line of credit	5,015	5,815
Current portion of long-term debt	8,783	8,783
Total current liabilities	26,611	24,729

LONG-TERM DEBT, net of current portion	90,000	90,000
Total liabilities	116,611	114,729
SERIES A 10% CUMULATIVE REDEEMABLE PREFERRED STOCK, no par value, 20,000 shares authorized; 10,000 shares issued and outstanding	12,405	12,447
STOCKHOLDERS’ DEFICIT:
Series B 6% Cumulative Convertible Preferred Stock, no par value, 5,000 shares authorized, issued and outstanding	5,000	5,000
Series C 6% Cumulative Convertible Preferred Stock, no par value, 4,000 shares authorized, issued and outstanding	4,000	4,000
Common Stock, $.01 par value, 15,000,000 shares authorized; 4,602,433 shares issued and outstanding	46	46
Additional paid-in capital	(68,567)	(68,442)
Accumulated deficit	(19,833)	(23,303)
Total stockholders’ deficit	(79,354)	(82,699)
	$49,662	$44,477

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements

ELGAR HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (dollars in thousands)

	For the Three Months Ended
	March 31, 2001	March 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,251)	$(2,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of goodwill	597	—
Amortization of deferred financing costs and non-compete agreements	195	411
Depreciation and amortization on property, plant and equipment	246	206
Gain on sale of property, plant and equipment	(2)	(4)
Contributed management services	—	125
Changes in operating assets and liabilities:
Accounts receivable	1,285	1,813
Inventories	(1,348)	750
Prepaids and other	(138)	9
Accounts payable	511	(347)
Accrued liabilities	(3,199)	(3,040)
Net cash used in operating activities	(3,104)	(2,923)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(745)	(39)
Proceeds from sales of property, plant and equipment	2	4
Net cash used in investing activities	(743)	(35)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	5	—
Repayments on debt	(875)	—
Proceeds from line of credit	4,000	800
Bank overdraft	855	123
Net cash provided by financing activities	3,985	923

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	138	(2,035)
CASH AND CASH EQUIVALENTS, beginning of period	224	2,063
CASH AND CASH EQUIVALENTS, end of period	$362	$28
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,675	$4,752
Cash paid for income taxes, net	80	9

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Series A preferred stock dividend-in-kind	$113	$—
Series A, B and C preferred stock dividend accrual	377	582
Accretion of discount on Series A preferred stock	42	42
Contributed management services	—	125

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements

ELGAR HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Company Operations

Elgar Holdings, Inc., a Delaware corporation (the “Company”), manufactures and sells programmable power supply units through its wholly owned subsidiary, Elgar Electronics Corporation (“Elgar”), for commercial and military applications.  The Company’s primary sales are within the United States and Europe.  The Company operates in one business segment.

2. Going Concern Assumptions

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred net losses in each of its last three fiscal years, and has reported a net loss of $2.8 million for the quarter ended March 30, 2002.  The Company expects to incur a net loss in fiscal 2002.

The Company believes that its present cash balances will be sufficient to pay ongoing cash expenses only until approximately the end of the second quarter of 2002, and will not be sufficient to repay the amounts outstanding under the Company’s credit facility on June 28, 2002.  The Company has been notified by Bankers Trust, the lender under its credit facility, of its desire to have the full amount of the outstanding loans under the credit facility, plus accrued but unpaid interest, repaid on June 28, 2002.  The Company expects to generate positive cash flows from operations by the end of fiscal 2002.  However, given the Company’s current cash balances, expected cash requirements for the credit facility repayment on June 28, 2002, the bond interest payment on August 1, 2002 and ongoing operations after the second quarter, the Company believes that it will be necessary for it to raise additional funds before the end of the second quarter of 2002 in order for the Company to continue its operations.  Management is currently pursuing alternative financing sources, and has retained advisors to help the Company in this endeavor.  Although the Company is currently in discussions with potential financing sources and investors, there can be no assurance that the Company will be able to obtain additional funding in the near future on acceptable terms, or at all.

If the Company were unsuccessful in obtaining this additional financing, substantial doubt exists as to the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is also dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability.

3. Summary of Significant Accounting Policies

Principles of Consolidation/Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Elgar.  All significant intercompany accounts and transactions have been eliminated. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q.  The Company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 29, 2001.  These financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial condition, results of operations and cash flows for such periods.

Reclassifications

Certain amounts included in the financial statements for fiscal 2001 have been reclassified to conform to current year presentation.

Interim Accounting Periods

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending the Saturday closest to December 31.  Interim periods include 13 or 14 weeks ending the last Saturday closest to the end of the quarter.  Results of operations for the three months ended March 30, 2002 are not necessarily indicative of the results to be expected for the Company’s fiscal year ending December 28, 2002.

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

Inventories

Inventories, which include materials, direct labor and manufacturing overhead, are stated at the lower of cost (first–in, first–out) or market and are comprised of the following (in thousands):

	December 29, 2001	March 30, 2002
Raw materials	$7,268	$6,252
Work-in-process	1,261	1,539
Finished goods	1,051	1,039
Total	$9,580	$8,830

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” (“SFAS No. 141”). This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, “Business Combinations,” and FASB Statement No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The Company adopted the provisions of SFAS No. 141 for all business combinations initiated after June 30, 2001.

In June 2001, the FASB issued SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Upon adoption of SFAS No. 142 goodwill is no longer subject to amortization over its estimated useful life, which would have been $2,387,000 for the year 2002. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value test.  The Company is in the process of evaluating how the provisions of SFAS No. 142 will impact the carrying amounts of goodwill included in the accompanying consolidated financial statements as well as determining whether or not impairment existed upon adoption under the new fair value model.  The Company anticipates that it will complete its assessment of how to evaluate the goodwill by the end of the second quarter of 2002 and will complete its fair value analysis, determine the amount of any identified impairment and record such impairment by the end of fiscal 2002.  The Company adopted SFAS No. 142 effective December 30, 2001, the effect of which was to classify the goodwill separately on the accompanying consolidated balance sheets and to cease the amortization of such goodwill, which would have been $597,000 in the quarter ended March 30, 2002.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged and generally are to be applied prospectively. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial position or results of operations.

4. Concentrations of Credit Risk

No individual customer represented greater than 10% of net sales in the quarters ended March 30, 2002 and March 31, 2001.  The Company performs ongoing credit evaluation of its customers’ financial condition.  The Company maintains reserves for potential credit losses.

5. Senior Notes and Credit Facility

Senior Notes

In February 1998, the Company issued $90.0 million aggregate principal amount of Senior Notes due 2008 (the “Senior Notes”).  The Senior Notes bear interest at a rate of 9.875% per annum, payable semi-annually on February 1st and August 1st, and have a stated maturity of February 1, 2008.

The Senior Notes are general unsecured obligations of the Company and rank senior to all existing and future subordinated indebtedness of the Company. The obligations of the Company as a guarantor of Elgar’s obligations under the bank credit facility are secured by substantially all of the assets of the Company.  Accordingly, such secured indebtedness effectively ranks senior to the Senior Notes to the extent of such assets.

The Senior Notes restrict, among other things, the Company’s ability to incur additional indebtedness, pay dividends or make certain other restricted payments, incur liens, sell preferred stock of subsidiaries, apply net proceeds from certain asset sales, merge or consolidate with any other person, sell, assign, transfer, lease, convey or otherwise dispose of substantially all of the assets of the Company or enter into certain transactions with affiliates. The Senior Notes are fully and unconditionally guaranteed by the Company’s wholly owned subsidiary, Elgar.

Credit Facility

The Company and Elgar are party to a credit agreement with Bankers Trust, as agent and sole lender (the “Credit Agreement”), that was entered into in connection with the February 1998 recapitalization.  Elgar is the borrower under the Credit Agreement and the Company is the guarantor.

On January 31, 2002, the Company, Elgar and Bankers Trust Company entered into a Ninth Amendment and Waiver to the Credit Agreement.  The Ninth Amendment calls for the full amount of the loans outstanding under the Credit Agreement, plus accrued interest, to be repaid on June 28, 2002, or sooner if there is an event of default declared by Bankers Trust.  The Ninth Amendment also requires the Company to pay Bankers Trust amendment fees of up to $300,000, payable in installments.  In the Ninth Amendment, Bankers Trust waived compliance with (i) the maximum leverage ratio through January 31, 2002, and then deleted that covenant from the Credit Agreement, (ii) the fixed charge coverage ratio through December 29, 2001, and then deleted that covenant from the Credit Agreement and (iii) the minimum consolidated EDITDA covenant through December 29, 2001, and then reset the measurement periods for consolidated EBITDA to begin on December 30, 2001 and end at the end of each of February, March, April and May 2002.  In addition, the Company agreed to limit capital expenditures in the period from December 30, 2001 through June 28, 2002 to $500,000.  The Company was in compliance with the minimum EBITDA covenant for the period from December 30, 2001 through March 30, 2002, and was also in compliance with the capital expenditure covenant.  Finally, under the Ninth Amendment, Bankers Trust increased the Revolving Facility from $5,000,000 to $6,700,000, but required interest to be paid monthly, rather than quarterly, as was the case in prior periods.  As a result of the acceleration of the loan maturity in the Ninth Amendment, the Company has changed the amortization of the unamortized deferred financing costs included in other assets on the consolidated balance sheets to be fully amortized by the new loan maturity date of June 28, 2002.  The impact to the quarter ended March 30, 2002 of this change in estimate was an additional $216,000 of amortization which is reflected as interest expense.

As amended, the Credit Agreement consists of (1) a $6,700,000 revolving credit facility (the “Revolving Facility”), of which $900,000 was available to be drawn on March 30, 2002, and (2)  $8,783,000 remaining of an original $15,000,000 term facility (the “Term Facility,” and collectively with the Revolving Facility, the “Credit Facility”).  We used the proceeds from the Term Facility to finance a portion of the purchase price for Power Ten in May 1998.  At March 30, 2002, the outstanding balance of the Revolving Facility was $5,815,000, including $15,000 of capitalized interest, and the outstanding balance of the Term Facility was $8,783,000, including $33,000 of capitalized interest.

Indebtedness under the Credit Facility bears interest at a floating rate equal to, at Elgar’s option, the Eurodollar Rate plus a margin of 2.75%, or the Base Rate plus a margin of 1.75%.  Pursuant to an earlier amendment to the Credit Agreement, Elgar is to pay the banks an additional 50 basis points of interest on loans outstanding from and after March 27, 2001, with such payment of additional interest to be made at maturity or upon earlier repayment of the loans.

Indebtedness under the Credit Agreement is shown as short-term debt in the balance sheet, while the $90.0 million of Senior Notes is currently classified as long-term debt.  If the Company were not successful in paying-off the bank debt by June 28, 2002, Elgar would be in violation of the Credit Agreement.  If that were to be the case and Bankers Trust were to demand payment of the final maturity of the outstanding bank debt, and if Elgar or the Company did not timely pay in full the amount so demanded under the Credit Agreement, that would constitute an event of default under the indenture governing the Senior Notes.  Accordingly, the Company would be required to classify the $90.0 million of Senior Notes as short-term debt in the balance sheet.  In this event, the maturity of the Senior Notes could also be accelerated.

6. Convertible Preferred Stock

In connection with Elgar’s acquisition of Power Ten, the Company issued 5,000 shares of Series B 6% Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”) for cash proceeds of $5.0 million.  This offering, which was made in compliance with the subscription rights contained in the Company’s Shareholders Agreement, was completed on May 29, 1998.

In connection with entering into the first amendment to the credit agreement, the Company’s majority shareholder made a $4.0 million capital contribution to the Company.  In order to effectuate the contribution, the Company issued 4,000 shares of Series C 6% Cumulative Convertible Preferred Stock (the “Series C Preferred Stock”) for cash proceeds of $4.0 million.  This offering, which was made in compliance with the subscription rights contained in the Company’s Shareholders Agreement, was completed on March 30, 1999.

Dividends are payable to the holders of the Series B Preferred Stock and Series C Preferred Stock at the annual rate per share of 6% times the sum of (x) $1,000 and (y) accrued but unpaid dividends.  For the series B Preferred Stock, dividends are payable semi-annually on April 30 and October 31.  For the Series C Preferred Stock, dividends are payable semi-annually on March 31 and September 30.  These dividends are payable when and if declared by the Board of Directors out of funds legally available for such payment.  During the three months ended March 30, 2002 and March 31, 2001, the Company accrued $92,016 and $86,736 for dividends on the Series B Preferred Stock, and $69,639 and $65,640 for dividends on the Series C Preferred Stock.

7. Series A Redeemable Preferred Stock

Dividends are payable quarterly to the holders of Series A cumulative redeemable preferred stock at 10% per year.  The dividends are payable in-kind through January 31, 2001 and in cash thereafter.  Under the terms of the indenture governing the Company’s $90.0 million of senior notes, the Company is prohibited from paying cash dividends unless its consolidated fixed charge coverage ratio is at least 2.0 to 1.0.  The Company does not anticipate that this ratio will equal or exceed 2.0 to 1.0 during 2002.  As a result, the Company has accrued dividends of $420,591 during the three months ended March 30, 2002 and $224,148 from February 1, 2001 to March 31, 2001.  The Company anticipates that it will continue to accrue dividends, rather than pay cash dividends, on the Series A preferred stock during the remainder of fiscal 2002.

8. Related Party Transactions

Contributed Management Services

In February 1998, the Company entered into a Management Agreement with J.F. Lehman & Company (“Lehman”), an affiliate of the Company’s principal shareholder (the “Management Agreement”).  Under the terms of the Management Agreement, the Company was obligated to pay Lehman a $500,000 annual management fee in advance on a semi-annual basis.  In September 1998, the Company and Lehman amended the Management Agreement and concurrently entered into a Management Services Agreement with Lehman, the combined effect of which was to further delineate the management services to be provided by Lehman and to reduce the term of the Management Agreement from ten years to five years.  Recent amendments to the Company’s Credit Agreement preclude the Company from paying any management fees to Lehman for services rendered during the period that Bankers Trust is waiving events of default by the Company.  However, Lehman continues to provide such services to the Company.  In periods beginning with the quarter ended March 30, 2002, the Company is recording the contributed management services as an expense and as a capital contribution in accordance with the SEC’s Staff Accounting Bulletin No. 79.  The total amount of expense and additional paid in capital recorded for these services during the quarter ended March 30, 2002 was $125,000.

Racal Instruments

Racal Instruments, a significant customer of the Company’s, was acquired on November 2, 2001 by a group of investors that includes affiliates of the Company’s largest shareholder.  In addition, certain members of the Company’s board of directors are also members of Racal’s board of directors.  As a result, Racal is considered a related party.  Sales by the Company to Racal were approximately $107,000 and $849,000 during the three months ended March 30, 2002 and March 31, 2001, respectively.

Capital Call between J. F. Lehman Equity Investors I., L.P. and Bankers Trust

In December 2001, J.F. Lehman Equity Investors, I, L.P (“JFLEI”), an affiliate of our largest stockholder, deposited $5.0 million in a collateral account held by Bankers Trust in connection with earlier amendments and waivers to the Credit Agreement and a capital call agreement between JFLEI and Bankers Trust.  In January 2002, in connection with the Ninth Amendment to the Credit Agreement, JFLEI deposited an additional $1.7 million into another collateral account.  The $6.7 million in the collateral accounts is for the benefit of Bankers Trust.  The Company does not have any rights in these funds.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto of the Company included elsewhere herein.

This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by, and information currently available to management.  The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements.  Such statements reflect the current views of the Company, with respect to future events and are subject to certain risks, uncertainties and assumptions, that could cause actual results to differ materially from those expressed in any forward-looking statement, including, without limitation: competition from other manufacturers in the Company’s industry, loss of key employees and/or general economic conditions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.  The Company does not intend to update these forward-looking statements.

Results of Operations

The following table sets forth certain income statement information for the Company as a percentage of net sales for the three months ended March 31, 2001 and March 30, 2002:

	Three Months Ended
	March 31, 2001	March 30, 2002
	(unaudited)
Statement of Operations Data:
Net sales	100.0%	100.0%
Cost of sales	62.5	62.1
Gross profit	37.5	37.9
Selling, general and administrative expenses	17.0	25.1
Research and development and engineering expenses	8.8	12.5
Amortization expense	3.5	0.1
Operating income	8.2%	0.2%

Net sales.  Net sales for the quarter ended March 30, 2002 were $10.0 million, a decrease of $7.3 million, or 42.2%, from net sales of $17.3 million for the quarter ended March 31, 2001.  This decrease was primarily attributable to the overall decline in the economy and was across virtually all product lines, the only exception being Customer Service spares and repairs.  In the quarter ended March 30, 2002, sales of Sorensen products and Power Ten products, which are part of the programmable DC power products, were $4.6 million and $1.4 million, respectively, a decrease of $3.5 million and $1.2 million, respectively, from the quarter ended March 31, 2001.  In the quarter ended March 30, 2002, CASS sales were $0.2 million, a decrease of $0.8 million, and Space System product sales were $0.6 million, a decrease of $0.7 million, from the quarter ended March 31, 2001.  The Company is beginning production on the final phase of the CASS contract for the U.S. Navy, but expects continuing follow on sales of spares and selective parts in future periods.

Gross profit.  Gross profit for the quarter ended March 30, 2002 was $3.8 million, a decrease of $2.7 million, or 41.5%, from gross profit of $6.5 million for the quarter ended March 31, 2001.  The decrease in gross profit was due to the decrease in net sales when compared to the quarter ended March 31, 2001.  The gross profit percent was for the quarter ended March 30, 2002 was 37.9%, an increase of 0.4% from gross profit percent of 37.5% for the quarter ended March 31, 2001. This small percentage increase was the result of the Company reducing its fixed overhead costs during 2001.  Margins are expected to continue to be higher in future periods due to the elimination of certain fixed costs as a result of the consolidation of the Power Ten operations with Elgar’s operations at our headquarters in San Diego.

Selling, general & administrative expenses.  Selling, general and administrative (“SG&A”) expenses were $2.5 million for the quarter ended March 30, 2002, a decrease of $0.4 million, or 13.8%, from SG&A expenses of $2.9 million for the quarter ended March 31, 2001.  SG&A expenses increased as a percentage of net sales from 17.0% in the quarter ended March 31, 2001 to 25.1% in the quarter ended March 30, 2002.  The dollar decrease was primarily due to lower sales volume resulting in $0.4 million in decreased commissions expense.  Other reductions to expenses in selling, advertising, recruitment and administration were offset by non-recurring costs related to the Power Ten consolidation.

Research and development and engineering expenses.  Research and development and engineering (“R&D&E”) expenses were $1.2 million for the quarter ended March 30, 2002, a decrease of $0.3 million, or 20.0%, from R&D&E expenses of $1.5 million for the quarter ended March 31, 2001.  R&D&E expenses increased as a percentage of net sales from 8.8% in the quarter ended March 31, 2001 to 12.5% in the comparable 2002 period.  The decrease in dollars was primarily due to lower headcount and compensation expenses in research and development as compared to the quarter ended March 31, 2001.  The 3.7% increase in the quarter ended March 30, 2002 versus the comparable 2001 period was due to the $7.3 million decrease in sales (see above).

Amortization expense.  Amortization expense was $12,000 for the quarter ended March 30, 2002, a decrease of $0.6 million from amortization expense of $0.6 million for the quarter ended March 31, 2001.  Amortization expense in the quarter ended March 30, 2002 related to non-compete agreements entered into with the former owners of Power Ten, while amortization expense in the prior period included amortization of goodwill associated with the April 1996 acquisition of Elgar by the predecessor to Elgar Holdings, Inc. and our May 1998 acquisition of Power Ten, as well as $12,000 of expense relating to the non-compete agreements.  Pursuant to SFAS No. 142, beginning December 30, 2001, the Company is no longer required to amortize goodwill, which explains the differences between quarters.

Operating income.  Operating income was $25,000 for the quarter ended March 30, 2002, a decrease of $1.4 million from operating income of $1.4 million for the quarter ended March 31, 2001.  Operating income decreased as a percentage of net sales from 8.2% for the quarter ended March 31, 2001 to 0.2% for the quarter ended March 30, 2002, due to the factors discussed above.

Interest expense.  Net interest expense was $2.9 million in the quarter ended March 30, 2002, an increase of $0.2 million, or 7.4%, from net interest expense of $2.7 million in the quarter ended March 31, 2001.  Net interest expense increased as a percentage of net sales from 15.4% in the quarter ended March 31, 2001 to 28.6% in the comparable 2001 period.  The increase in dollars was a result of higher outstanding borrowings on our revolving line of credit, partially offset by lower interest rates on those borrowings, together with an increase in the amortization of deferred loan costs of $216,000 due to the acceleration of the loan maturity date and $50,000 of amendment fees payable to Bankers Trust that was accrued in the quarter ended March 30, 2002.

Income Taxes.  Income taxes for the quarters ended March 30, 2002 and March 31, 2001 were both zero.  Losses generated in these quarters do not have a carryback benefit and thus have not been recognized because future realization is uncertain.

Net loss. Net loss was $2.8 million in the quarter ended March 30, 2002, an increased loss of $1.5 million from a net loss of $1.3 million for the quarter ended March 31, 2001.  In order to improve operating results, we have undertaken a number of initiatives to increase sales across our multiple product lines.  These include reduction of indirect headcount, initiating cost reduction efforts in the manufacturing and procurement processes, and the relocation of our Power Ten operations to our San Diego facilities.

Liquidity and Capital Resources

Uses and Sources of Capital.  Our principal uses of cash are for working capital requirements, debt service requirements and capital expenditures.  Based upon current and anticipated levels of operations, and after giving effect to the Ninth Amendment and Waiver to Credit Agreement entered into on January 31, 2002 (the “Ninth Amendment”), we believe that our cash flow from operations, together with amounts available under our credit facility, will be adequate to meet our anticipated cash requirements through the end of the second quarter of 2002, but will not be sufficient to repay the amounts outstanding under our credit facility on June 28, 2002.  No assurance can be given, however, that this will be the case.  As a holding company with no operations or assets other than our ownership of Elgar’s capital stock, we must rely on dividends and other payments from Elgar to generate the funds necessary to meet our obligations, including the payment of principal of and interest on the Senior Notes.

We have been notified by Bankers Trust, the lender under our credit facility, of its desire to have the full amount of the outstanding loans under the credit facility, plus accrued but unpaid interest, repaid on June 28, 2002.  As of March 30, 2002, the outstanding principal amount of the loans under the credit facility was $14,598,000.  In order for us to repay the facility and to meet other future debt service and working capital requirements, we will need to obtain other sources of funding.  Management is currently pursuing alternative financing sources, and has retained advisors to help the Company in this endeavor.  Although the Company is currently in discussions with potential financing sources and investors, there can be no assurance that additional financing will be available on terms satisfactory to us.  If we are unsuccessful in obtaining this additional financing, substantial doubt exists as to our ability to continue as a going concern.

The Company is required to make an interest payment of approximately $4.5 million to the holders of the Senior Notes on August 1, 2002.  The Ninth Amendment also requires the Company to pay Bankers Trust amendment fees of up to $300,000, payable in installments.

Capital Requirements.  The Company’s capital expenditures were $39,000 in the three months ended March 30, 2002 and $745,000 in the three months ended March 31, 2001.  The Company has minimized its expenditures during the three months ended March 30, 2002 due to cash availability and certain restrictions under the Ninth Amendment to the Credit Facility.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We have had only limited involvement in derivative financial instruments in the past.  We do not hold or issue derivative financial instruments for trading purposes.  At March 30, 2002, $14,598,000 of outstanding borrowings under the Credit Facility, including letters of credit, was at variable interest rates.  We are subject to market risk resulting from interest rate fluctuations with respect to our variable-rate borrowings.  We had previously entered into an interest rate swap arrangement, which matured in June 2001, and we may consider entering into such arrangements in the future in order to alter interest rate exposures.  In general, interest rate swaps allow a company to raise long-term borrowings at floating rates and effectively swap them into fixed rates that are lower than those available if fixed-rate borrowings were made directly.  Under interest rate swaps, a company agrees with another party to exchange, at specified intervals, the difference between fixed-rate and floating-rate amounts calculated by reference to an agreed notional principal amount.  At March 30, 2002, none of our debt was covered by interest-rate swap arrangements.

The tables below provide information as of March 30, 2002 about our derivative instruments and other financial instruments that are sensitive to changes in interest rates.

Long-Term Bank Debt (Variable Rate)
Principal amount	$14,598,000
Variable interest rate	5.18%(1)
Maturity—tranche	April 4, 2002 through June 28, 2002
Maturity—loan and capitalized interest (2)	June 28, 2002
Remaining principal payments:
June 28, 2002 (term debt)	$8,783,000
June 28, 2002 (revolving line of credit)	$5,815,000

(1)          Indebtedness under the Credit Facility bears interest at a floating rate equal to, at Elgar’s option, the Eurodollar Rate plus a margin of 2.75%, or the Base Rate plus a margin of 1.75%.  Pursuant to the Fourth Amendment to the Credit Agreement, Elgar is to pay the banks an additional 50 basis points of interest on loans outstanding from and after March 27, 2001, with such payment of additional interest to be made at maturity or upon earlier repayment of the loans.

(2)          The Seventh Amendment and Waiver to Credit Agreement capitalized as principal the interest from March 27, 2001 through December 19, 2001, which amounted to $47,615.  Additional PIK Interest will continue to accrue from December 20, 2001 through loan maturity.

PART II         OTHER INFORMATION

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

Exhibit No.	Description
None

(b)	No current reports on Form 8-K were filed during the quarter ended March 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELGAR HOLDINGS, INC.

Dated: May 13, 2002	By:	/s/ Christopher W. Kelford
Christopher W. Kelford
Vice President-Finance, Chief Financial
Officer, Treasurer and Assistant Secretary