Form 10-Q
period 2002-06-29
ELGAR HOLDINGS INC
filed 2002-08-19
CIK 1061976

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

For the quarterly period ended June 29, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

As of August 14, 2002, the number of shares outstanding of the Registrant’s Common Stock was 4,602,433.

ELGAR HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I  FINANCIAL INFORMATION

Item 1.    Financial Statements

ELGAR HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2001	June 29, 2002	June 30, 2001	June 29, 2002
Net sales	$15,291	$11,062	$32,604	$21,091
Cost of sales	9,498	6,964	20,324	13,192
Gross profit	5,793	4,098	12,280	7,899
Selling, general and administrative expenses	2,883	2,704	5,815	5,223
Research and development and engineering expenses	1,767	1,331	3,291	2,577
Amortization expense	609	12	1,218	24
Operating income	534	51	1,956	75
Interest expense	2,710	3,066	5,383	5,937
Net loss	$(2,176)	$(3,015)	$(3,427)	$(5,862)

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements

ELGAR HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 29, 2001	June 29, 2002
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,063	$350
Accounts receivable, net of allowance for doubtful accounts of $204 and $161, respectively	6,942	5,710
Inventories	9,580	8,425
Prepaids and other	325	345
Total current assets	18,910	14,830

PROPERTY, PLANT AND EQUIPMENT, net	2,674	2,339
GOODWILL, net of accumulated amortization of $11,419	24,381	24,381
OTHER ASSETS, net of accumulated amortization of $2,994 and $2,159, respectively	3,697	5,142
	$49,662	$46,692

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$2,576	$2,683
Accrued liabilities	10,237	11,272
Line of credit	5,015	—
Current portion of long-term debt	8,783	—
Total current liabilities	26,611	13,955

LONG-TERM DEBT, net of current portion	90,000	106,500
Total liabilities	116,611	120,455
SERIES A 10% CUMULATIVE REDEEMABLE PREFERRED STOCK, no par value, 20,000 shares authorized; 10,000 shares issued and outstanding	12,405	12,489
STOCKHOLDERS’ DEFICIT:
Series B 6% Cumulative Convertible Preferred Stock, no par value, 5,000 shares authorized, issued and outstanding	5,000	5,000
Series C 6% Cumulative Convertible Preferred Stock, no par value, 4,000 shares authorized, issued and outstanding	4,000	4,000
Common Stock, $.01 par value, 15,000,000 shares authorized; 4,602,433 shares issued and outstanding,	46	46
Additional paid-in capital	(68,567)	(68,317)
Accumulated deficit	(19,833)	(26,981)
Total stockholders’ deficit	(79,354)	(86,252)
	$49,662	$46,692

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements

ELGAR HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (dollars in thousands)

	For the Six Months Ended
	June 30, 2001	June 29, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,427)	$(5,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of goodwill	1,193	—
Amortization of deferred financing costs and non-compete agreements	391	947
Depreciation and amortization on property, plant and equipment	455	409
Loss (gain) on sale of property, plant and equipment	41	(4)
Contributed management services	—	250
Changes in operating assets and liabilities:
Accounts receivable	2,175	1,232
Inventories	(1,691)	1,155
Prepaids and other	92	(20)
Accounts payable	(572)	107
Accrued liabilities	(746)	(167)
Net cash used in operating activities	(2,089)	(1,953)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,010)	(70)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options	5	—
Proceeds from borrowings	5,000	17,300
Repayment of borrowings	(875)	(14,598)
Deferred financing costs	—	(2,392)
Net cash provided by financing activities	4,130	310

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,031	(1,713)
CASH AND CASH EQUIVALENTS, beginning of period	224	2,063
CASH AND CASH EQUIVALENTS, end of period	$1,255	$350
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,961	$5,124

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Series A preferred stock dividend-in-kind	$113	$—
Series A, B and C preferred stock dividend accrual	874	1,202
Accretion of discount on Series A preferred stock	84	84

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

Interim Accounting Periods

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending the Saturday closest to December 31.  Interim periods include 13 or 14 weeks ending the last Saturday closest to the end of the quarter.  Results of operations for the three and six months ended June 29, 2002 are not necessarily indicative of the results to be expected for the Company’s fiscal year ending December 28, 2002.

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

Inventories

Inventories, which include materials, direct labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and are comprised of the following (in thousands):

	December 29, 2001	June 29, 2002
Raw materials	$7,268	$5,470
Work-in-process	1,261	1,723
Finished goods	1,051	1,232
Total	$9,580	$8,425

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. This statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” All business combinations in the scope of this statement are to be accounted for using one method, the purchase method.  The Company adopted the provisions of SFAS No. 141 for all business combinations initiated after June 30, 2001.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”.  This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets.” SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  Upon adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life.  The Company completed the initial impairment test for goodwill as of December 30, 2001. This test confirmed that the fair value of the Company exceeds the carrying value, and that no impairment loss needed to be recognized upon adoption of SFAS No. 142.  The Company adopted SFAS No. 142 effective December 30, 2001, the effect of which was to classify the goodwill separately on the accompanying consolidated balance sheets and to cease the amortization of such goodwill, which would have been $597,000 and $1,193,000 in the three and six months ended June 29, 2002, respectively.  Net loss for the three and six months ended June 30, 2001, excluding amortization of goodwill, would have been $1,579,000 and $2,234,000 compared to $2,176,000 and $3,427,000, respectively.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of

Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that opinion).  The Company adopted SFAS No. 144 effective December 30, 2001.  The adoption of SFAS No. 144 did not have a material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan.  SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.  The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

3. Concentrations of Credit Risk

Sales to one customer accounted for approximately 18% and 14% of the Company’s net sales in the quarters ended June 29, 2002 and June 30, 2001, respectively.  In the six months ended June 29, 2002 and June 30, 2001, sales to one customer accounted for approximately 13% and 10% of the Company’s net sales, respectively.  No other customer individually represented more than 10% of net sales in the three and six months ended June 29, 2002 and June 30, 2001.  The Company performs ongoing credit evaluation of its customers’ financial condition, and maintains reserves for potential credit losses.

4. Senior Notes and Credit Facilities

Senior Notes

In February 1998, the Company issued $90.0 million aggregate principal amount of Senior Notes due 2008 (the “Senior Notes”).  The Senior Notes bear interest at a rate of 9.875% per annum, payable semi-annually on February 1st and August 1st, and have a stated maturity of February 1, 2008.

The Senior Notes are general unsecured obligations of the Company and rank senior to all existing and future subordinated indebtedness of the Company. The obligations of the Company as a guarantor of Elgar’s obligations under the New Credit Facility (as defined below) are secured by substantially all of the assets of the Company.  Accordingly, such secured indebtedness effectively ranks senior to the Senior Notes to the extent of such assets.

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

Old Credit Facility

The Company and Elgar were party to a credit agreement with Deutsche Bank Trust Company Americas, successor in interest to Bankers Trust Company (“Deutsche Bank”), as agent and sole lender, that was entered into in connection with the Company’s February 1998 recapitalization.  On June 26, 2002, in connection with entering into the new credit facility described below, the Deutsche Bank credit facility was repaid in full and terminated.

New Credit Facility

On June 26, 2002, the Company, Elgar, as borrower, and Ableco Finance LLC, as agent (“Ableco”), entered into a Financing Agreement (the “New Credit Facility”) that provides Elgar with (a) a $15,000,000 term loan (the “Term Loan”) that bears interest at a reference rate plus 5.50 percentage points, but in no event at a rate less than 10.25%, and (b) a revolving credit facility (the “Revolver”) not to exceed $10,000,000 at any time that bears interest at a reference rate plus 3.00 percentage points, but in no event at a rate less than 7.75%.  The reference rate means the rate of interest publicly announced by JPMorgan Chase Bank from time to time as its reference rate, base rate or prime rate.  Borrowings outstanding under the New Credit Facility mature on June 25, 2006.

Indebtedness under the New Credit Facility is (i) secured by a first priority security interest in substantially all of the assets of the Company and Elgar (including, without limitation, accounts receivable, inventory, machinery, equipment, contracts and contract rights, trademarks, copyrights, patents, license agreements and general intangibles), (ii) guaranteed by the Company on a senior basis and (iii) secured by a pledge of all of the outstanding capital stock of Elgar.

The New Credit Facility contains customary covenants of the Company and Elgar, including, without limitation, restrictions on (i) the incurrence of debt, (ii) the sale of assets, (iii) mergers, acquisitions and other business combinations, (iv) voluntary prepayment of other debt of the Company or Elgar, (v) transactions with affiliates, (vi) capital expenditures and (vii) investments, as well as prohibitions on the payment of certain dividends to, or, under certain circumstances, the repurchase or redemption of stock from, stockholders.  In addition, the New Credit Facility requires the Company and Elgar to be in compliance with financial covenants pertaining to senior leverage ratios, fixed-charge ratios, capital expenditures and minimum levels of tangible net worth and EBITDA.  The New Credit Facility contains customary events of default, including those relating to breaches of the covenants discussed above.

Advances under the Revolver are limited to the lesser of (a) $10.0 million and (b)(i) 85% of eligible accounts receivable, less a dilution reserve that relates to bad-debt write downs and discounts and advertising allowances paid to an account debtor, plus (ii) 60% of eligible inventory, less the amount of any reserves that Ableco may deem appropriate in the exercise of its reasonable business judgment based upon its lending practices.  In addition, the New Credit Facility provides that it is a condition to any loan made under the Revolver that, after giving effect to such loan, at least $1,000,000 of availability remains undrawn under the Revolver.

On June 26, 2002, Elgar used approximately $14.8 million of the proceeds from the Term Loan to repay in full the Deutsche Bank credit facility.  At June 29, 2002, the outstanding balance of the Revolver was $1.5 million, with an additional $6.6 million of borrowing capacity remaining under the formula described above, and the Term Loan was fully drawn.  The Company intends to use funds available to it under the Revolver for working capital purposes and debt service obligations.

Under the terms of the New Credit Facility, Elgar paid a $500,000 fee to Ableco at closing, and is obligated to pay Ableco (i) a $250,000 fee on the earliest of June 26, 2003, the date on which all of the obligations under the New Credit Facility are accelerated or the date on which all of the obligations under the New Credit Facility are paid in full, (ii) a $187,500 fee on the earliest of June 26, 2004 or the date on which the obligations under the New Credit Facility are accelerated and (iii) a $187,500 fee on the earliest of June 26, 2005 or the date on which the obligations under the New Credit Facility are accelerated.

5. Convertible Preferred Stock

In connection with Elgar’s acquisition of Power Ten, the Company issued 5,000 shares of Series B 6% Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”) for cash proceeds of $5.0 million.  This offering, which was made in compliance with the subscription rights contained in the Company’s Shareholders Agreement, was completed on May 29, 1998.

In connection with entering into an amendment to the old credit facility with Deutsche Bank, the Company’s majority stockholder made a $4.0 million capital contribution to the Company.  In order to effectuate the contribution, the Company issued 4,000 shares of Series C 6% Cumulative Convertible Preferred Stock (the “Series C Preferred Stock”) for cash proceeds of $4.0 million.  This offering, which was made in compliance with the subscription rights contained in the Company’s Shareholders Agreement, was completed on March 30, 1999.

Dividends are payable to the holders of the Series B Preferred Stock and Series C Preferred Stock at the annual rate per share of 6% times the sum of (x) $1,000 and (y) accrued but unpaid dividends.  For the Series B Preferred Stock, dividends are payable semi-annually on April 30 and October 31.  For the Series C Preferred Stock, dividends are payable semi-annually on March 31 and September 30.  These dividends are payable when and if declared by the Board of Directors out of funds legally available for such payment.  During the six months ended June 29, 2002 and June 30, 2001, the Company accrued $185,874 and $175,206, respectively, for dividends on the Series B Preferred Stock, and $141,366 and $133,248, respectively, for dividends on the Series C Preferred Stock.  During the three months ended March 30, 2002 and March 31, 2001, the Company accrued $92,016 and $86,736, respectively, for dividends on the Series B Preferred Stock, and $69,639 and $65,640, respectively, for dividends on the Series C Preferred Stock.

6. Series A Redeemable Preferred Stock

Dividends are payable quarterly to the holders of Series A cumulative redeemable preferred stock at 12% per year.  The dividends are payable in-kind through January 31, 2001 and in cash thereafter.  Under the terms of the indenture governing the Company’s $90.0 million of senior notes, the Company is prohibited from paying cash dividends unless its consolidated fixed charge coverage ratio is at least 2.0 to 1.0.  The Company does not anticipate that this ratio will equal or exceed 2.0 to 1.0 during 2002.  As a result, the Company has accrued dividends of $874,542 during the six months ended June 29, 2002 and $565,973 from February 1, 2001 to June 30, 2001.  During the three months ended March 30, 2002 and March 31, 2001, the Company accrued dividends of $420,591 and $224,148, respectively.  The Company anticipates that it will continue to accrue dividends, rather than pay cash dividends, on the Series A preferred stock during the remainder of fiscal 2002.

7. Related Party Transactions

Contributed Management Services

In February 1998, the Company entered into a Management Agreement with J.F. Lehman & Company (“Lehman”), an affiliate of the Company’s principal stockholder (the “Management Agreement”).  Under the terms of the Management Agreement, the Company was obligated to pay Lehman a $500,000 annual management fee in advance on a semi-annual basis.  In September 1998, the Company and Lehman amended the Management Agreement and concurrently entered into a Management Services Agreement with Lehman, the combined effect of which was to further delineate the management services to be provided by Lehman and to reduce the term of the Management Agreement from ten years to five years.  Under the Company’s old credit facility with Deutsche Bank, the Company was precluded from paying management fees to Lehman during recent periods when Deutsche Bank had waived events of default.  Lehman has continued to provide management services to the Company.  Under the New Credit Facility with Ableco, the Company is prohibited from paying management fees to Lehman.  Beginning December 30, 2001, the Company recorded the contributed management services as an expense and a corresponding capital contribution.  The total amount of expense and additional paid-in capital recorded for these services during the three and six months ended June 29, 2002 was $125,000 and $250,000, respectively.

During the three months ended June 29, 2002, the Company reimbursed Lehman $217,000 for expenses Lehman incurred in connection with replacing the old credit facility with Deutsche Bank with the New Credit Facility with Ableco.  Such amount was capitalized and is included in deferred financing fees.  In addition, the Company reimbursed Lehman $109,000 for fees and expenses Lehman incurred to a third-party executive search firm in connection with the hiring of Joseph Budano, the current Chief Operating Officer who will become the Company’s Chief Executive Officer effective August 26, 2002.

Racal Instruments

Racal Instruments (“Racal”), a significant customer of the Company, was acquired on November 2, 2001 by a group of investors that includes affiliates of the Company’s largest stockholder.  In addition, certain members of the Company’s board of directors are also members of Racal’s board of directors.  As a result, Racal is considered a related party.  Sales by the Company to Racal were approximately $180,000  and $1,559,000 during the six months ended June 29, 2002 and June 30, 2001, respectively.  During the three months ended March 30, 2002 and March 31, 2001, sales by the Company to Racal were approximately $107,000 and $849,000, respectively.

Capital Call between J. F. Lehman Equity Investors I, L.P. and Ableco

In conjunction with the New Credit Facility, the Company’s majority stockholder, J.F. Lehman Equity Investors I, L.P., entered into a Capital Call Agreement with Ableco.  Pursuant to the terms of this agreement, the majority stockholder agreed to participate in $3.0 million of the Term Loan on a pari passu basis with Ableco if the Company fails to meet a minimum EBITDA covenant for an initial test period, which consists of the third and fourth quarters of fiscal 2002.  This agreement will terminate upon satisfactory evidence of performance after the initial test period.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and Notes thereto of the Company included elsewhere herein.

This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by, and information currently available to, management.  The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends” and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements.  Such statements reflect the current views of the Company, with respect to future events and are subject to certain risks, uncertainties and assumptions, that could cause actual results to differ materially from those expressed in any forward-looking statement, including, without limitation: competition from other manufacturers in the Company’s industry, loss of key employees and/or general economic conditions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.  The Company does not intend to update these forward-looking statements.

Results of Operations

The following table sets forth certain statement of operations information for the Company as a percentage of net sales for the three and six months ended June 30, 2001 and June 29, 2002:

	Three Months Ended		Six Months Ended
	June 30, 2001	June 29, 2002	June 30, 2001	June 29, 2002
	(unaudited)		(unaudited)
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.1	63.0	62.3	62.5
Gross profit	37.9	37.0	37.7	37.5
Selling, general and administrative expenses	18.9	24.4	17.9	24.8
Research and development and engineering expenses	11.5	12.0	10.1	12.2
Amortization expense	4.0	0.1	3.7	0.1
Operating income	3.5%	0.5%	6.0%	0.4%

Comparison of the Three Months Ended June 30, 2001 to the Three Months Ended June 29, 2002

Net sales.  Net sales for the quarter ended June 29, 2002 were $11.1 million, a decrease of $4.2 million, or 27.5%, from net sales of $15.3 million for the quarter ended  June 30, 2001.  This decrease was primarily attributable to the overall decline in the economy and was across all product lines.  In the quarter ended June 29, 2002, sales of Power Ten products, which are part of the programmable DC power products, were $1.4 million, a decrease of $0.9 million from the quarter ended June 30, 2001.  Sales of other DC power products were $5.1 million, a decrease of $1.0 million from the comparable period in the prior year.  In the quarter ended June 29, 2002, Space System product sales were $0.6 million, a decrease of $1.1 million from the quarter ended June 30, 2001.

Gross profit.  Gross profit for the quarter ended June 29, 2002 was $4.1 million, a decrease of $1.7 million, or 29.3%, from gross profit of $5.8 million for the quarter ended June 30, 2001.  The decrease in gross profit was primarily due to the decrease in net sales when compared to the quarter ended June 30, 2001.  The gross profit percentage for the quarter ended June 29, 2002 was 37.0%, a decrease of 0.9% from a gross profit percentage of 37.9% for the quarter ended June 30, 2001. This small percentage decrease was primarily the result of inventory write downs.  Margins are expected to be higher in future periods due to the elimination of certain fixed costs as a result of the consolidation of the Power Ten operations with Elgar’s operations at the Company’s headquarters in San Diego.

Selling, general & administrative expenses.  Selling, general and administrative (“SG&A”) expenses were $2.7 million for the quarter ended June 29, 2002, a decrease of $0.2 million, or 6.9%, from SG&A expenses of $2.9 million for the quarter ended June 30, 2001.  SG&A expenses increased as a percentage of net sales from 18.9% in the quarter ended June 30, 2001 to 24.4% in the quarter ended June 29, 2002.  The dollar decrease was primarily due to lower sales volume resulting in $0.3 million in decreased commissions expense.  Other reductions to expenses in selling, advertising and administration were offset by non-recurring costs related to the Power Ten consolidation and severance and recruitment-related costs.

Research and development and engineering expenses.  Research and development and engineering (“R&D&E”) expenses were $1.3 million for the quarter ended June 29, 2002, a decrease of $0.5 million, or 27.8%, from R&D&E expenses of $1.8 million for the quarter ended June 30, 2001.  R&D&E expenses increased slightly as a percentage of net sales from 11.5% in the quarter ended June 30, 2001 to 12.0% in the comparable 2002 period.  The decrease in dollars was primarily due to lower headcount and compensation expenses in research and development as compared to the quarter ended June 30, 2001, and a result of the Power Ten consolidation.

Amortization expense.  Amortization expense was $12,000 for the quarter ended June 29, 2002, a decrease of $0.6 million from amortization expense of $0.6 million for the quarter ended June 30, 2001.  Amortization expense in the quarter ended June 29, 2002 related to non-compete agreements entered into with the former owners of Power Ten, while amortization expense in the prior period included amortization of goodwill associated with the April 1996 acquisition of Elgar by the predecessor to Elgar Holdings, Inc. and the May 1998 acquisition of Power Ten, as well as $12,000 of expense relating to the non-compete agreements.  Pursuant to SFAS No. 142, beginning December 30, 2001, goodwill is no longer amortized, which accounts for the differences between quarters.

Operating income.  Operating income was $0.1 million for the quarter ended June 29, 2002, a decrease of $0.4 million from operating income of $0.5 million for the quarter ended June 30, 2001.  Operating income decreased as a percentage of net sales from 3.5% for the quarter ended June 30, 2001 to 0.5% for the quarter ended June 29, 2002, due to the factors discussed above.

Interest expense.  Interest expense was $3.1 million in the quarter ended June 29, 2002, an increase of $0.4 million, or 14.8%, from interest expense of $2.7 million in the quarter ended June 30, 2001.  Interest expense increased as a percentage of net sales from 17.7% in the quarter ended June 30, 2001 to 27.7% in the comparable 2002 period.  The increase in dollars was a result of higher outstanding borrowings on our revolving line of credit, partially offset by lower interest rates on those borrowings, together with an increase in the amortization of deferred loan costs of $334,000 due to the acceleration of outstanding borrowings under the Company’s former Deutsche Bank facility and $100,000 of amendment fees payable to Deutsche Bank that were accrued and paid in the quarter ended June 29, 2002.

Income Taxes.  Income taxes for both of the quarters ended June 29, 2002 and June 30, 2001 were zero.  Losses generated in these quarters do not have a carryback benefit and thus have not been recognized because future realization is uncertain.

Net loss. Net loss was $3.0 million in the quarter ended June 29, 2002, an increased loss of $0.8 million from a net loss of $2.2 million for the quarter ended June 30, 2001.  In order to improve operating results, we have undertaken a number of initiatives.  These include reduction of indirect headcount, initiating cost reduction efforts in the manufacturing and procurement processes, and the relocation of our Power Ten operations to our San Diego facilities.

Comparison of the Six Months Ended June 30, 2001 to the Six Months Ended June 29, 2002

Net sales.  Net sales for the six months ended June 29, 2002 were $21.1 million, a decrease of $11.5 million, or 35.3%, from net sales of $32.6 million for the six months ended June 30, 2001.  This decrease was primarily attributable to the overall decline in the economy and was across virtually all product lines.  In the six months ended June 29, 2002, sales of Sorensen products and Power Ten products, which are part of the programmable DC power products, were $9.6 million and $2.8 million, respectively, a decrease of $3.9 million and $2.1 million, respectively, from the six months ended June 30, 2001.  Sales of other DC power products were $0.6 million, a decrease of $1.1 million from the comparable period in the prior year.  In the six months ended June 29, 2002, CASS sales were $2.0 million, a decrease of $1.0 million, and Space System product sales were $1.2 million, a decrease of $1.8 million, from the six months ended June 30, 2001.  The Company is beginning production on the final phase of the CASS contract for the U.S. Navy, but expects continuing follow on sales of spares and selective parts in future periods.

Gross profit.  Gross profit for the six months ended June 29, 2002 was $7.9 million, a decrease of $4.4 million, or 35.8%, from gross profit of $12.3 million for the six months ended June 30, 2001.  The decrease in gross profit was due to the decrease in net sales when compared to the six months ended June 30, 2001.  The gross profit percentage for the six months ended June 29, 2002 was 37.5%, a slight decrease of 0.2% from a gross profit percentage of 37.7% for the six months ended June 30, 2001.  Margins are expected to be higher in future periods due to the elimination of certain fixed costs as a result of the consolidation of the Power Ten operations with Elgar’s operations at the Company’s headquarters in San Diego.

Selling, general & administrative expenses.  SG&A expenses were $5.2 million for the six months ended June 29, 2002, a decrease of $0.6 million, or 10.3%, from SG&A expenses of $5.8 million for the six months ended June 30, 2001.  SG&A expenses increased as a percentage of net sales from 17.9% in the six months ended June 30, 2001 to 24.8% in the six months ended June 29, 2002.  The dollar decrease was primarily due to lower sales volume resulting in $0.7 million in decreased commissions expense.  Other reductions to expenses in selling, advertising and administration were offset by non-recurring costs related to the Power Ten consolidation and severance and recruitment-related costs.

Research and development and engineering expenses.  R&D&E expenses were $2.6 million for the six months ended June 29, 2002, a decrease of $0.7 million, or 21.2%, from R&D&E expenses of $3.3 million for the six months ended June 30, 2001.  R&D&E expenses increased as a percentage of net sales from 10.1% in the six months ended June 30, 2001 to 12.2% in the comparable 2002 period.  The decrease in dollars was primarily due to lower headcount and compensation expenses in research and development as compared to the six months ended June 30, 2001.  The 2.1% increase as a percentage of sales in the six months ended June 29, 2002 versus the comparable 2001 period was due to the $11.5 million decrease in sales, as discussed above.

Amortization expense.  Amortization expense was $24,000 for the six months ended June 29, 2002, a decrease of $1.2 million from amortization expense of $1.2 million for the six months ended June 30, 2001.  Amortization expense in the six months ended June 29, 2002 related to non-compete agreements entered into with the former owners of Power Ten, while amortization expense in the prior period included amortization of goodwill associated with the April 1996 acquisition of Elgar by the predecessor to Elgar Holdings, Inc. and the May 1998 acquisition of Power Ten, as well as $24,000 of expense relating to the non-compete agreements.  Pursuant to SFAS No. 142, beginning December 30, 2001, goodwill is no longer amortized, which accounts for the differences between the comparable periods.

Operating income.  Operating income was $0.1 million for the six months ended June 29, 2002, a decrease of $1.9 million from operating income of $2.0 million for the six months ended June 30, 2001.  Operating income decreased as a percentage of net sales from 6.0% for the six months ended June 30, 2001 to 0.4% for the six months ended June 29, 2002, due to the factors discussed above.

Interest expense.  Interest expense was $6.0 million in the six months ended June 29, 2002, an increase of $0.6 million, or 11.1%, from interest expense of $5.4 million in the six months ended June 30, 2001.  Interest expense increased as a percentage of net sales from 16.5% in the six months ended June 30, 2001 to 28.2% in the comparable 2002 period.  The increase in dollars was a result of higher outstanding borrowings on our revolving line of credit, partially offset by lower interest rates on those borrowings, together with an increase in the amortization of deferred loan costs of $550,000 due to the acceleration of outstanding borrowings under the Company’s former Deutsche Bank facility and $150,000 of amendment fees payable to Deutsche Bank that were accrued and paid in the six months ended June 29, 2002.

Income Taxes.  Income taxes for the six months ended June 29, 2002 and June 30, 2001 were zero.  Losses generated in these periods do not have a carryback benefit and thus have not been recognized because future realization is uncertain.

Net loss.  Net loss was $5.9 million in the six months ended June 29, 2002, an increased loss of $2.5 million from a net loss of $3.4 million for the six months ended June 30, 2001.  In order to improve operating results, we have undertaken a number of initiatives, as discussed in “Net Loss” for the three month comparison above.

Liquidity and Capital Resources

Uses and Sources of Capital.  Our principal uses of cash are for operating losses, working capital requirements, debt service requirements and capital expenditures.  Based upon current and anticipated levels of operations and access to funds under our New Credit Facility with Ableco, we believe that our cash flow from operations, together with amounts available under our New Credit Facility, will be adequate to meet our anticipated cash requirements for the next 12 months.  No assurance can be given, however, that this will be the case.  As a holding company with no operations or assets other than our ownership of Elgar’s capital stock, we must rely on dividends and other payments from Elgar to generate the funds necessary to meet our obligations, including the payment of principal and interest on the Senior Notes.

The Company made an interest payment of approximately $4.5 million to the holders of the Senior Notes on August 1, 2002.  The Company used $3.5 million from the Revolver to make this payment, resulting in an outstanding balance of $5.0 million under the Revolver at August 1, 2002.

Capital Requirements.  The Company’s capital expenditures were $74,000 in the six months ended June 29, 2002 and $1,012,000 in the six months ended June 30, 2001.  The Company expects to make $400,000 of capital expenditures in the last six months of 2002.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. This statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” All business combinations in the scope of this statement are to be accounted for using one method, the purchase method.  The Company adopted the provisions of SFAS No. 141 for all business combinations initiated after June 30, 2001.

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”.  This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  Upon adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life.  The Company completed the initial impairment test for goodwill as of December 30, 2001. This test confirmed that the fair value of the Company exceeds the carrying value, and that no impairment loss needed to be recognized upon adoption of SFAS No. 142.  The Company adopted SFAS No. 142 effective December 30, 2001, the effect of which was to classify the goodwill separately on the accompanying consolidated balance sheets and to cease the amortization of such goodwill, which would have been $597,000 and $1,193,000 in the three and six months ended June 29, 2002, respectively. Net loss for the three and six months ended June 30, 2001, excluding amortization of goodwill, would have been $1,579,000 and $2,234,000 compared to $2,176,000 and $3,427,000, respectively.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that opinion).  The Company adopted SFAS No. 144 effective December 30, 2001.  The adoption of SFAS No. 144 did not have a material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan.  SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.  The Company will adopt the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have had only limited involvement in derivative financial instruments in the past.  We do not hold or issue derivative financial instruments for trading purposes.  At June 29, 2002, $16,500,000 of outstanding borrowings under the New Credit Facility, including letters of credit, was at variable interest rates.  We are subject to market risk resulting from interest rate fluctuations with respect to our variable-rate borrowings.  We had previously entered into an interest rate swap arrangement, which matured in June 2001, and we may consider entering into such arrangements in the future in order to alter interest rate exposures.  A one percentage point increase in interest rates would be expected to have an estimated impact on net loss and cash flows for next year of approximately $165,000 for the variable-rate debt.

The tables below provide information at June 29, 2002 about our financial obligations that are sensitive to changes in interest rates.

Long-Term Lender Debt (Variable Rate)

Principal amount	$16,500,000
Variable interest rate	10.02	%(1)
Maturity	June 25, 2006
Remaining principal payments:
June 25, 2006 (term debt)	$15,000,000
June 25, 2006 (revolving line of credit)	$1,500,000

(1)          At June 29, 2002, the applicable interest rate for the Term Loan was 10.25% and for the Revolver was 7.75%, which results in a blended interest rate of 10.02%.

PART II OTHER INFORMATION

Item 5.  Other Information

Management Changes

Chief Financial Officer

On June 11, 2002, Christopher W. Kelford, the Chief Financial Officer of the Company, voluntarily resigned from the Company to take a similar position with another San Diego-area corporation.  Joseph A. Stroud, a director of the Company since 1998 and an affiliate of the Company’s largest shareholder, J.F. Lehman Equity Investors I, L.P. (“JFLEI”), has been appointed to replace Mr. Kelford as the Company’s Chief Financial Officer.  Mr. Stroud has held a number of senior financial and operational roles in various companies owned or controlled by JFLEI as well as with other companies not affiliated with JFLEI.

Chief Executive Officer

On July 17, 2002, the Company hired Joseph Budano to serve as its Chief Operating Officer until such time as Kenneth R. Kilpatrick, the current President and Chief Executive Officer of the Company, steps down from those positions.  Mr. Kilpatrick will be retiring and resigning as President and Chief Executive of the Company effective August 26, 2002, but will continue to serve on the Company’s Board of Directors as its Vice Chairman.  Effective August 26, 2002, Mr. Budano will become the President and Chief Executive Officer of the Company.  Mr. Budano has held senior management positions in manufacturing companies producing similar products to those Elgar produces within the test and measurement industry.  A one-time charge of approximately $444,000 was accrued in the quarter ended June 29, 2002 relating to remaining payments under Mr. Kilpatrick’s employment agreement and executive search fees for Mr. Budano.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits.

10.1

Financing Agreement, dated as of June 26, 2002, by and among Elgar Holdings, Inc., Elgar Electronics Corporation, the financial institutions party thereto, Ableco Finance LLC, as administrative agent and Ableco Finance LLC, as collateral agent (incorporated by reference from the Form 8-K filed by the Registrant on July 15, 2002)

10.2	Security Agreement, dated as of June 26, 2002, by and among Elgar Electronics Corporation, Elgar Holdings, Inc. and Ableco Finance LLC.

10.3	Patent Security Agreement, dated as of June 26, 2002, by and between Elgar Electronics Corporation and Ableco Finance LLC.

10.4	Trademark Security Agreement, dated as of June 26, 2002, by and between Elgar Electronics Corporation and Ableco Finance LLC.

10.5	Stock Pledge Agreement, dated as of June 26, 2002, by and among Elgar Holdings, Inc., Elgar Electronics Corporation and Ableco Finance LLC.

10.6	Intercompany Subordination Agreement, dated as of June 26, 2002, by and among Elgar Holdings, Inc., Elgar Electronics Corporation and Ableco Finance LLC.

10.7	Capital Call Agreement, dated as of June 26, 2002, by and among J.F. Lehman Equity Investors I, L.P., Ableco Finance LLC, as collateral agent and Ableco Finance LLC, as administrative agent.

(b)	A current report on Form 8-K was filed on June 14, 2002 announcing the dismissal of Arthur Andersen LLP as independent public accountants and the resignation of the Company’s chief financial officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELGAR HOLDINGS, INC.

Dated: August 19, 2002	By:	/s/ Joseph A. Stroud
Joseph A. Stroud
Chief Financial Officer