Form 10-Q
period 2002-09-28
ELGAR HOLDINGS INC
filed 2002-11-12
CIK 1061976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

For the quarterly period ended September 28, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No ☐

As of November 11, 2002, the number of shares outstanding of the Registrant’s Common Stock was 4,602,433.

ELGAR HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ELGAR HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	Sept. 29, 2001	Sept. 28, 2002	Sept. 29, 2001	Sept. 28, 2002
Net sales	$12,901	$13,932	$45,506	$35,023
Cost of sales	8,085	8,228	28,410	21,420
Gross profit	4,816	5,704	17,096	13,603
Selling, general and administrative expenses	2,701	2,476	8,517	7,699
Research, development and engineering expenses	1,462	1,090	4,754	3,667
Amortization expense	609	12	1,826	36
Operating income	44	2,126	1,999	2,201
Interest expense	2,641	3,023	8,024	8,960
Net loss	$(2,597)	$(897)	$(6,025)	$(6,759)

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements

ELGAR HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 29, 2001	Sept. 28, 2002
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,063	$180
Accounts receivable, net of allowance for doubtful accounts of $204 and $156, respectively	6,942	7,141
Inventories	9,580	7,249
Prepaids and other	325	275
Total current assets	18,910	14,845

PROPERTY, PLANT AND EQUIPMENT, net	2,674	2,481
GOODWILL, net of accumulated amortization of $11,419	24,381	24,381
OTHER ASSETS, net of accumulated amortization of $2,994 and $2,656, respectively	3,697	5,110
	$49,662	$46,817

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$2,576	$2,434
Accrued liabilities	10,237	9,547
Line of credit	5,015	—
Current portion of long-term debt	8,783	—
Total current liabilities	26,611	11,981

LONG-TERM DEBT, net of current portion	90,000	110,000
Total liabilities	116,611	121,981
SERIES A 10% CUMULATIVE REDEEMABLE PREFERRED STOCK, no par value, 20,000 shares authorized, 10,000 shares issued and outstanding	12,405	12,530
STOCKHOLDERS’ DEFICIT:
Series B 6% cumulative convertible preferred stock, no par value, 5,000 shares authorized, issued and outstanding	5,000	5,000
Series C 6% cumulative convertible preferred stock, no par value, 4,000 shares authorized, issued and outstanding	4,000	4,000
Common stock, $.01 par value, 15,000,000 shares authorized, 4,602,433 shares issued and outstanding	46	46
Additional paid-in capital	(68,567)	(68,192)
Accumulated deficit	(19,833)	(28,548)
Total stockholders’ deficit	(79,354)	(87,694)
	$49,662	$46,817

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements

ELGAR HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (dollars in thousands)

	For the Nine Months Ended
	Sept. 29, 2001	Sept. 28, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,025)	$(6,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of goodwill	1,826	—
Amortization of deferred financing costs and non-compete agreements	550	1,247
Depreciation and amortization on property, plant and equipment	687	607
Loss (gain) on sales of property, plant and equipment	38	(5)
Contributed management services	—	375
Changes in operating assets and liabilities:
Accounts receivable	3,068	(199)
Inventories	(663)	2,331
Prepaids and other	159	50
Accounts payable	215	(142)
Accrued liabilities	(3,444)	(2,521)
Net cash used in operating activities	(3,589)	(5,016)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,052)	(415)
Proceeds from sales of property, plant and equipment	4	6
Net cash used in investing activities	(1,048)	(409)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	5	—
Proceeds from borrowings	5,000	20,800
Repayment of borrowings	(875)	(14,598)
Bank overdraft	286	—
Deferred financing costs	—	(2,660)
Net cash provided by financing activities	4,416	3,542

NET DECREASE IN CASH AND CASH EQUIVALENTS	(221)	(1,883)
CASH AND CASH EQUIVALENTS, beginning of period	224	2,063
CASH AND CASH EQUIVALENTS, end of period	$3	$180
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$9,437	$9,901

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Series A preferred stock dividend-in-kind	$113	$—
Series A, B and C preferred stock dividend accrual	1,378	1,831
Accretion of discount on Series A preferred stock	125	125

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

2. Summary of Significant Accounting Policies

Principles of Consolidation/Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Elgar.  All significant intercompany accounts and transactions have been eliminated.  These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q.  The Company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 29, 2001.  These financial statements include all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of financial condition, results of operations and cash flows for such periods.

Interim Accounting Periods

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending the Saturday closest to December 31.  Interim periods include 13 or 14 weeks ending the last Saturday closest to the end of the quarter.  Results of operations for the three and nine months ended September 28, 2002 are not necessarily indicative of the results to be expected for the Company’s fiscal year ending December 28, 2002.

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

Inventories

Inventories, which include materials, direct labor and manufacturing overhead, are stated at the lower of cost (first–in, first–out) or market and are comprised of the following (in thousands):

	December 29, 2001	September 28, 2002
Raw materials	$7,268	$5,096
Work-in-process	1,261	1,411
Finished goods	1,051	742
Total	$9,580	$7,249

Other Assets

Other assets, net of accumulated amortization of $2,994 and $2,656, respectively, are comprised of the following (in thousands):

	December 29, 2001	September 28, 2002
Debt financing costs	$3,630	$5,079
Non-compete agreements	67	31
Total	$3,697	$5,110

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

In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”.  This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets.”  SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  Upon adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life.  The Company completed the initial impairment test for goodwill as of December 30, 2001.  This test confirmed that the fair value of the Company exceeds the carrying value, and that no impairment loss needed to be recognized upon adoption of SFAS No. 142.  The Company adopted SFAS No. 142 effective December 30, 2001, the effect of which was to classify goodwill separately on the accompanying consolidated balance sheets and to cease the amortization of such goodwill, which would have been $597,000 and $1,790,000 in the three and nine months ended September 28, 2002, respectively.  Net loss for the three and nine months ended September 29, 2001, excluding amortization of goodwill, would have been $2,000,000 and $4,235,000 compared to $2,597,000 and $6,025,000, respectively.

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

3. Concentrations of Credit Risk

Sales to one customer accounted for approximately 16% and 19% of the Company’s net sales in the quarters ended September 28, 2002 and September 29, 2001, respectively.  In the nine months ended September 28, 2002 and September 29, 2001, sales to one customer accounted for approximately 14% and 13% of the Company’s net sales, respectively.  No other customer individually represented more than 10% of net sales in the three and nine months ended September 28, 2002 and September 29, 2001.  The Company performs ongoing credit evaluation of its customers’ financial condition, and maintains reserves for potential credit losses.

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

On June 26, 2002, Elgar used approximately $14.8 million of the proceeds from the Term Loan to repay in full the Deutsche Bank credit facility.  At September 28, 2002, the outstanding balance of the Revolver was $5.0 million, with an additional $2.7 million of borrowing capacity remaining under the formula described above, and the Term Loan was fully drawn.  The Company intends to use funds available to it under the Revolver for working capital purposes and debt service obligations.

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

Dividends are payable to the holders of the Series B Preferred Stock and Series C Preferred Stock at the annual rate per share of 6% times the sum of (x) $1,000 and (y) accrued but unpaid dividends.  For the Series B Preferred Stock, dividends are payable semi-annually on April 30 and October 31.  For the Series C Preferred Stock, dividends are payable semi-annually on March 31 and September 30.  These dividends are payable when and if declared by the board of directors out of funds legally available for such payment.  During the nine months ended September 28, 2002 and September 29, 2001, the Company accrued $280,653 and $264,543, respectively, for dividends on the Series B Preferred Stock, and $213,093 and $200,856, respectively, for dividends on the Series C Preferred Stock.  During the three months ended September 28, 2002 and September 29, 2001, the Company accrued $94,779 and $89,337, respectively, for dividends on the Series B Preferred Stock, and $71,727 and $67,608, respectively, for dividends on the Series C Preferred Stock.

6. Series A Redeemable Preferred Stock

Dividends are payable quarterly to the holders of Series A cumulative redeemable preferred stock at 10% per year unless the dividends are not paid for four consecutive quarters, in which case the dividends are payable at 12% per year.  The dividends were payable in-kind through January 31, 2001 and in cash thereafter.  Under the terms of the indenture governing the Company’s $90.0 million of senior notes, the Company is prohibited from paying cash dividends unless its consolidated fixed charge coverage ratio is at least 2.0 to 1.0.  The Company does not anticipate that this ratio will equal or exceed 2.0 to 1.0 during 2002.  As a result, the Company has accrued dividends of $1,337,025 during the nine months ended September 28, 2002 and $912,420 from February 1, 2001 to September 29, 2001.  During the three months ended September 28, 2002 and September 29, 2001, the Company accrued dividends of $462,483 and $346,447, respectively, on the Series A preferred stock.  The Company anticipates that it will continue to accrue dividends, rather than pay cash dividends, on the Series A preferred stock during the remainder of fiscal 2002.

7. Related Party Transactions

Contributed Management Services

In February 1998, the Company entered into a management agreement with J.F. Lehman & Company (“Lehman”), an affiliate of the Company’s principal stockholder (the “Management Agreement”).  Under the terms of the Management Agreement, the Company was obligated to pay Lehman a $500,000 annual management fee in advance on a semi-annual basis.  In September 1998, the Company and Lehman amended the Management Agreement and concurrently entered into a management services agreement with Lehman, the combined effect of which was to further delineate the management services to be provided by Lehman and to reduce the term of the Management Agreement from ten years to five years.  Under the Company’s old credit facility with Deutsche Bank, the Company was precluded from paying management fees to Lehman during recent periods when Deutsche Bank had waived events of default, although Lehman continued to provide management services to the Company during such times.  Under the New Credit Facility with Ableco, the Company is prohibited from paying management fees to Lehman, although Lehman continues to provide these management services to the Company.  Beginning December 30, 2001, the Company recorded the contributed management services as an expense and a corresponding capital contribution.  The total amount of expense and additional paid-in capital recorded for these services during the three and nine months ended September 28, 2002 was $125,000 and $375,000, respectively.

During the nine months ended September 28, 2002, the Company reimbursed Lehman $217,000 for expenses Lehman incurred in connection with replacing the old credit facility with the New Credit Facility with Ableco.  Such amount was capitalized and is included in deferred financing fees.  In addition, the Company reimbursed Lehman $109,000 for fees and expenses Lehman incurred to a third party executive search firm in connection with the hiring of Joseph Budano.  Mr. Budano became the Company’s Chief Executive Officer as of August 26, 2002.

Racal Instruments

Racal Instruments (“Racal”), a customer of the Company, was acquired on November 2, 2001 by a group of investors that includes affiliates of the Company’s largest stockholder.  In addition, certain members of the Company’s board of directors are also members of Racal’s board of directors.  As a result, Racal is considered a related party.  Sales by the Company to Racal were approximately $373,000 and $1,799,000 during the nine months ended September 28, 2002 and September 29, 2001, respectively.  During the three months ended September 28, 2002 and September 29, 2001, sales by the Company to Racal were approximately $194,000 and $240,000, respectively.

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

Results of Operations

The following table sets forth certain statement of operations information for the Company as a percentage of net sales for the three and nine months ended September 29, 2001 and September 28, 2002:

	Three Months Ended		Nine Months Ended
	Sept. 29, 2001	Sept. 28, 2002	Sept. 29, 2001	Sept. 28, 2002
	(unaudited)		(unaudited)
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.7	59.1	62.4	61.2
Gross profit	37.3	40.9	37.6	38.8
Selling, general and administrative expenses	20.9	17.7	18.7	22.0
Research, development and engineering expenses	11.4	7.8	10.5	10.4
Amortization expense	4.7	0.1	4.0	0.1
Operating income	0.3%	15.3%	4.4%	6.3%

Comparison of the Three Months Ended September 28, 2002 to the Three Months Ended September 29, 2001

Net sales.  Net sales for the quarter ended September 28, 2002 were $13.9 million, an increase of $1.0 million, or 7.8%, from net sales of $12.9 million for the quarter ended September 29, 2001.  This increase was primarily attributable to the gradual recovery in the economy.  In the quarter ended September 28, 2002, sales of Sorensen and Power Ten products, which are part of the programmable DC power products, were $7.0 million, an increase of $1.4 million from the quarter ended September 29, 2001.  Sales of the CASS Program products were $2.7 million, an increase of $0.5 million from the comparable period in the prior year.  Partially offsetting these increases in the quarter ended September 28, 2002, Space System product sales were $1.2 million, a decrease of $0.9 million from the quarter ended September 29, 2001.

Gross profit.  Gross profit for the quarter ended September 28, 2002 was $5.7 million, an increase of $0.9 million, or 18.8%, from gross profit of $4.8 million for the quarter ended September 29, 2001.  The increase in gross profit was partially a result of the increase in net sales when compared to the quarter ended September 29, 2001.  The gross profit percentage for the quarter ended September 28, 2002 was 40.9%, up from 37.3% for the quarter ended September 29, 2001. This percentage increase was partially due to the elimination of certain fixed costs as a result of the consolidation of the Power Ten operations with Elgar’s operations at the Company’s headquarters in San Diego and the implementation of demand flow technology, resulting in lower overall production costs when compared to the quarter ended September 29, 2001.

Selling, general & administrative expenses.  Selling, general and administrative (“SG&A”) expenses were $2.5 million for the quarter ended September 28, 2002, a decrease of $0.2 million, or 7.4%, from SG&A expenses of $2.7 million for the quarter ended September 29, 2001.  SG&A expenses decreased as a percentage of net sales from 20.9% in the quarter ended September 29, 2001 to 17.7% in the quarter ended September 28, 2002.  The dollar decrease was primarily due to reductions to expenses in commissions and advertising, and savings related to the Power Ten consolidation, partially offset by additional costs incurred as a result of transitions in the chief executive officer and chief financial officer positions.

Research, development and engineering expenses.  Research, development and engineering (“RD&E”) expenses were $1.1 million for the quarter ended September 28, 2002, a decrease of $0.4 million, or 26.7%, from RD&E expenses of $1.5 million for the quarter ended September 29, 2001.  RD&E expenses decreased as a percentage of net sales from 11.4% in the quarter ended September 29, 2001 to 7.8% in the comparable 2002 period.  The decrease in dollars was primarily due to lower headcount and compensation expenses in research and development as compared to the quarter ended September 29, 2001, and a result of the Power Ten consolidation.

Amortization expense.  Amortization expense was $12,000 for the quarter ended September 28, 2002, a decrease of $0.6 million from amortization expense of $0.6 million for the quarter ended September 29, 2001.  Amortization expense in the quarter ended September 28, 2002 related to non-compete agreements entered into with the former owners of Power Ten, while amortization expense in the prior period included amortization of goodwill associated with the April 1996 acquisition of Elgar by the predecessor to Elgar Holdings, Inc. and the May 1998 acquisition of Power Ten, as well as $12,000 of expense relating to the non-compete agreements.  Pursuant to SFAS No. 142, beginning December 30, 2001, goodwill is no longer amortized, which accounts for the differences between quarters.

Operating income.  Operating income was $2.1 million for the quarter ended September 28, 2002, an increase of $2.1 million from operating income of $44,000 for the quarter ended September 29, 2001.  Operating income increased as a percentage of net sales from 0.3% for the quarter ended September 29, 2001 to 15.3% for the quarter ended September 28, 2002, due to the factors discussed above.

Interest expense.  Interest expense was $3.0 million in the quarter ended September 28, 2002, an increase of $0.4 million, or 15.4%, from interest expense of $2.6 million in the quarter ended September 29, 2001.  Interest expense increased as a percentage of net sales from 20.5% in the quarter ended September 29, 2001 to 21.7% in the comparable 2002 period.  The increase in dollars was a result of both higher outstanding borrowings and higher interest rates on those borrowing in the quarter ended September 28, 2002 as compared to the year-earlier quarter.

Income taxes.  Income taxes for both of the quarters ended September 28, 2002 and September 29, 2001 were zero.  Losses generated in these quarters do not have a carryback benefit and the resulting net operating loss carryforwards have not been recognized as a benefit because future realization is uncertain.

Net loss.  Net loss was $0.9 million in the quarter ended September 28, 2002, a decrease of $1.7 million, or 65.4%, from a net loss of $2.6 million for the quarter ended September 29, 2001.  In order to improve operating results, we have undertaken a number of initiatives, the benefits of which have positively impacted our results for the quarter ended September 28, 2002.  These include reduction of indirect headcount, initiating cost reduction efforts in the manufacturing and procurement processes, and the relocation of our Power Ten operations to our San Diego facilities.

Comparison of the Nine Months Ended September 28, 2002 to the Nine Months Ended September 29, 2001

Net sales.  Net sales for the nine months ended September 28, 2002 were $35.0 million, a decrease of $10.5 million, or 23.1%, from net sales of $45.5 million for the nine months ended September 29, 2001.  This decrease was primarily attributable to the overall decline in the economy and was across virtually all product lines.  In the nine months ended September 28, 2002, sales of Sorensen and Power Ten products, which are part of the programmable DC power products, were $14.7 million and $4.7 million, respectively, a decrease of $2.9 million and $1.7 million, respectively, from the nine months ended September 29, 2001.  Sales of other DC power products were $0.9 million, a decrease of $0.9 million from the comparable period in the prior year.  In the nine months ended September 28, 2002, AC power product sales were $3.3 million, a decrease of $1.0 million, and Space System product sales were $2.4 million, a decrease of $2.7 million, from the nine months ended September 29, 2001.

Gross profit.  Gross profit for the nine months ended September 28, 2002 was $13.6 million, a decrease of $3.5 million, or 20.5%, from gross profit of $17.1 million for the nine months ended September 29, 2001.  The decrease in gross profit was mainly due to the decrease in net sales when compared to the nine months ended September 29, 2001.  The gross profit percentage for the nine months ended September 28, 2002 was 38.8%, up from 37.6% for the nine months ended September 29, 2001.  This percentage increase was partially due to the elimination of certain fixed costs as a result of the consolidation of the Power Ten operations with Elgar’s operations at the Company’s headquarters in San Diego and the implementation of demand flow technology.

Selling, general & administrative expenses.  SG&A expenses were $7.7 million for the nine months ended September 28, 2002, a decrease of $0.8 million, or 9.4%, from SG&A expenses of $8.5 million for the nine months ended September 29, 2001.  SG&A expenses increased as a percentage of net sales from 18.7% in the nine months ended September 29, 2001 to 22.0% in the nine months ended September 28, 2002.  The dollar decrease was primarily due to lower sales volume resulting in $0.7 million in decreased commissions expense.  Other reductions to expenses, predominately related to savings from the Power Ten consolidation, were offset by severance and recruitment-related costs, and transition costs in the chief executive and chief financial officer positions.

Research, development and engineering expenses.  RD&E expenses were $3.7 million for the nine months ended September 28, 2002, a decrease of $1.1 million, or 22.9%, from RD&E expenses of $4.8 million for the nine months ended September 29, 2001.  RD&E expenses decreased as a percentage of net sales from 10.5% in the nine months ended September 29, 2001 to 10.4% in the comparable 2002 period.  The decrease in dollars was primarily due to lower headcount and compensation expenses in research and development, mainly related to the Power Ten consolidation, as compared to the nine months ended September 29, 2001.

Amortization expense.  Amortization expense was $36,000 for the nine months ended September 28, 2002, a decrease of $1.8 million from amortization expense of $1.8 million for the nine months ended September 29, 2001.  Amortization expense in the nine months ended September 28, 2002 related to non-compete agreements entered into with the former owners of Power Ten, while amortization expense in the prior period included amortization of goodwill associated with the April 1996 acquisition of Elgar by the predecessor to Elgar Holdings, Inc. and the May 1998 acquisition of Power Ten, as well as $36,000 of expense relating to the non-compete agreements.  Pursuant to SFAS No. 142, beginning December 30, 2001, goodwill is no longer amortized, which accounts for the differences between the comparable periods.

Operating income.  Operating income was $2.2 million for the nine months ended September 28, 2002, an increase of $0.2 million from operating income of $2.0 million for the nine months ended September 29, 2001.  Operating income increased as a percentage of net sales from 4.4% for the nine months ended September 29, 2001 to 6.3% for the nine months ended September 28, 2002, due to the factors discussed above.

Interest expense.  Interest expense was $9.0 million in the nine months ended September 28, 2002, an increase of $1.0 million, or 12.5%, from interest expense of $8.0 million in the nine months ended September 29, 2001.  Interest expense increased as a percentage of net sales from 17.6% in the nine months ended September 29, 2001 to 25.6% in the comparable 2002 period.  The increase in dollars was a result of higher outstanding borrowings and higher interest rates on those borrowing in the nine months ended September 28, 2002 as compared to the year-earlier period, together with an increase in the amortization of deferred loan costs of $550,000 due to the acceleration of outstanding borrowings under the Company’s former Deutsche Bank facility and $150,000 of amendment fees payable to Deutsche Bank that were accrued and paid in the nine months ended September 28, 2002.

Income taxes.  Income taxes for the nine months ended September 28, 2002 and September 29, 2001 were zero.  Losses generated in these periods do not have a carryback benefit and the resulting net operating loss carryforwards have not been recognized as a benefit because future realization is uncertain.

Net loss.  Net loss was $6.8 million in the nine months ended September 28, 2002, an increased loss of $0.8 million from a net loss of $6.0 million for the nine months ended September 29, 2001.  In order to improve operating results, we have undertaken a number of initiatives, as discussed in “Net Loss” for the three-month comparison above.

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

At September 28, 2002, the outstanding balance on the Revolver was $5.0 million, with $2.7 million of additional borrowing capacity under the Revolver as of that date.

Capital requirements.  The Company’s capital expenditures were $415,000 in the nine months ended September 28, 2002, down from $1,052,000 in the nine months ended September 29, 2001.  The Company expects to make $75,000 of capital expenditures in the last three months of fiscal 2002.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have had only limited involvement in derivative financial instruments in the past.  We do not hold or issue derivative financial instruments for trading purposes.  At September 28, 2002, $20,000,000 of outstanding borrowings under the New Credit Facility, including letters of credit, was at variable interest rates.  We are subject to market risk resulting from interest rate fluctuations with respect to our variable-rate borrowings.  We had previously entered into an interest rate swap arrangement, which matured in June 2001, and we may consider entering into such arrangements in the future in order to alter interest rate exposures.  A one percentage point increase in interest rates would be expected to have an estimated impact on net loss and cash flows for next year of approximately $200,000 for the variable-rate debt.

The tables below provide information at September 28, 2002 about our financial obligations that are sensitive to changes in interest rates.

Long-Term Lender Debt (Variable Rate)
Principal amount	$20,000,000
Variable interest rate	9.63	%(1)
Maturity	June 25, 2006
Remaining principal payments:
June 25, 2006 (Term Loan)	$15,000,000
June 25, 2006 (Revolver)	$5,000,000

(1)          At September 28, 2002, the applicable interest rate for the Term Loan was 10.25% and for the Revolver was 7.75%, which results in a blended interest rate of 9.63%.

Item 4.  Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company’s periodic

SEC filings, and that there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II    OTHER INFORMATION

Item 5.  Other Information

Management Changes

Chief Financial Officer

On September 16, 2002, John P. Mei was appointed as the Company’s Chief Financial Officer.  Mr. Mei, a certified public accountant, has held senior financial positions in manufacturing companies producing similar products to those Elgar produces within the test and measurement industry.  For the past four years, Mr. Mei worked at Acterna where he most recently held the position of Group Controller for the Multimedia Group.  Prior to that, Mr. Mei was a Manager of Finance in General Electric’s Industrial Systems Division.  He began his financial career with Coopers & Lybrand’s audit practice.  Mr. Mei replaced Joseph A. Stroud, who was serving as interim chief financial officer since June 11, 2002.

Chief Executive Officer

On July 17, 2002, the Company hired Joseph Budano to serve as its Chief Operating Officer until such time as Kenneth R. Kilpatrick, the current President and Chief Executive Officer of the Company, stepped down from those positions.  Mr. Kilpatrick resigned as President and Chief Executive of the Company effective August 26, 2002, but continues to serve on the Company’s Board of Directors as its Vice Chairman.  Effective August 26, 2002, Mr. Budano became the President and Chief Executive Officer of the Company.  Mr. Budano has held senior management positions in manufacturing companies producing similar products to those Elgar produces within the test and measurement industry.

Item 6 .  Exhibits and Reports on Form 8-K

(a)	Exhibits.

10.1	Employment Agreement, dated as of July 17, 2002, among Elgar Holdings, Inc., Elgar Electronics Corporation and Joseph Budano

10.2	Severance Agreement and General and Special Release, dated as of August 26, 2002, between Elgar Electronics Corporation and Kenneth R. Kilpatrick

99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	A current report on Form 8-K was filed on July 15, 2002 announcing the entering into of the new credit facility with Ableco Finance LLC, as agent.

A current report on Form 8-K was filed on August 14, 2002 announcing that the Company had engaged Deloitte & Touche LLP, independent public accountants, to audit its financial statements for the fiscal year ending December 28, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELGAR HOLDINGS, INC.

Dated: November 12, 2002	By:	/s/ John P. Mei
John P. Mei
Chief Financial Officer

RULE 13a-14 CERTIFICATIONS

I, Joseph Budano, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Elgar Holdings, Inc. (the “Company”);

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.                                       The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                                 evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors:

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.                                       The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Joseph Budano
Joseph Budano
Chief Executive Officer

I, John P. Mei, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Elgar Holdings, Inc. (the “Company”);

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.                                       The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                                 evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors:

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.                                       The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ John P. Mei
John P. Mei
Chief Financial Officer