Form 10-K
period 2002-12-28
ELGAR HOLDINGS INC
filed 2003-04-22
CIK 1061976

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For fiscal year ended December 28, 2002
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

(858) 450-0085

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐       No ☒

                             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐  Not applicable.

                             Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐      No ☒

                             As of April 22, 2003, the number of outstanding shares of the registrant’s Common Stock was 4,602,433.

Table of Other Registrants

Name of Corporation	Jurisdiction of Incorporation	IRS Employer Identification Number	Address Including Zip Code and Area Code and Telephone Number of Principal Executive Offices

Elgar Electronics Corporation	California	33-0198753	9250 Brown Deer Road San Diego, CA 92121-2294 (858) 450-0085

Elgar Holdings, Inc.
Index to Annual Report on Form 10-K for Fiscal Year Ended December 28, 2002

i

PART I

ITEM 1.                             BUSINESS

                                                In this report, the “Company,” “EHI,” “we,” “us” and “our” refer to Elgar Holdings, Inc. and its wholly owned subsidiary, Elgar Electronics Corporation, unless the context requires otherwise.

Overview

                                                We are a leading designer and manufacturer of programmable power supplies and systems for commercial and military applications.  Power supplies convert one form of electric power, such as alternating current (“AC”) from a wall outlet, into another form of electric power, such as direct current (“DC”) used by most electronic products.  Programmable power supplies have increased application flexibility as they convert a single input power level into various output power levels.  Our products are designed into original equipment manufacturer (“OEM”) systems, or utilized by the end customer in power reliability verification, product acceptance, process control, or burn-in applications.  We provide one of the broadest product offerings in our industry.  Our customers include such industry leaders as Boeing, Loral, BAE Systems, Hewlett-Packard, Dell, Northrup Grumman, Litton, Motorola, Advanced Energy, Siemens, Novellus Systems, Seagate Technology, Halliburton and Lockheed Martin.

                                                Elgar Electronics Corporation, our wholly owned subsidiary (“Elgar”), was founded in 1965 as a manufacturer of solid-state line conditioners and frequency changers for the AC power test and measurement market.  By the early 1990’s, we had become primarily an AC power supply provider to the defense market with approximately $20 million in net sales. Over the next several years we developed and executed a comprehensive plan to expand our focus to target the large and diverse, commercial DC market.  We improved product quality through product redesign and clean-up, quality systems improvement and ongoing employee training.  We extended product breadth through new product introductions, strategic alliances and acquisitions of two DC power supply companies, Sorensen and Power Ten.  We also reduced delivery cycle times and established an industry-leading, technical support and services capability, with extensive pre-sales support and expert rack system integration consultation.  This strategy proved to be successful.  For our fiscal years 2000, 2001 and 2002 approximately 80.0%, 91.5% and 83.8% of our sales, respectively, were derived from diversified commercial customers.

Product Applications

                                                Our significant software and hardware engineering capabilities enable us to address a wide range of complex applications in our target markets.  We design and manufacture power solutions used in critical applications that require varied levels of power output and involve substantial engineering complexity.  Our products are used in applications such as:

•                 Test & Measurement (“T&M”) — where our products are used to verify that electronic equipment operates reliably under varied levels of power input;

•                 OEM — where our products are embedded into a system by our customer which is in turn sold to the end customer;

•                 Process Control — where our products are primarily used as power amplifying devices in the control of a process; and

•                 Reliability/burn in — where our power supplies are used to provide power to devices to improve product reliability.  Burn-in applications are essential to verifying product reliability and are used to screen for “infant mortality” related failures in products.

                                                Applications within each of our target markets include:

AC Power	Programmable DC	Systems Integration	Power Conditioning
• Avionics testing • Computer final test • Lighting testing • Power supply testing • Weapons testing	• Components testing • Computer printed circuit boards • Ion implantation systems • Oncology equipment • Microprocessor test systems	• GPS satellite testing • Automotive electronics testing • Utility power control	• Military communications backup • Power distribution for shipboard computers • Training systems • Unmanned aircraft control

Principal Products

                                                We have four principal product areas:

•                 Programmable DC Power is a type of programmable power supply used to power or test products that require DC inputs, such as printed circuit boards, semiconductors, medical equipment, telecommunications equipment, avionics and almost all other types of electronic products;

•                 Systems Integration Products and Services include both power subsystem design, manufacture and integration, and space power simulation systems.  The power subsystem business is a natural extension of the design and manufacturing capabilities developed while producing complete space power simulation systems over the past 15 years;

•                 Programmable AC Power is a type of programmable power supply used to power or test AC products such as avionics, computers, DC power supplies, appliances and many other types of electronic products; and

•                 Other Products and Services, which consist of (1) power conditioning and ruggedized uninterruptible power supply (“UPS”) products, which supply back-up power principally to military computer and communications systems and oil exploration companies for data logging applications, (2) the Consolidated Automated Support System (“CASS”) Program for the U.S. Navy (for which we provide programmable AC and DC, fixed DC and power conditioning products) and (3) customer service, consisting of repair services and spare parts.

                                                We categorize our sales in these four principal product areas, with net sales shown by product area for our fiscal year ended December 28, 2002 (“Fiscal 2002”) as follows (the amounts below exclude $194,000 of shipping revenue in 2002):

	Net Sales for Fiscal 2002
Product Line	$(000s)	% of Total
Programmable DC Power	$27,719	57.6%
Systems Integration Products and Services	2,957	6.1
Programmable AC Power	5,281	11.0
Other Products and Services	12,204	25.3
Total	$48,161	100.0%

                        Programmable DC Power

                                                Our broad line of programmable DC products is used by commercial and military customers for a wide variety of applications including computer and communications equipment, semiconductor burn-in, industrial process control, avionics, bench-top equipment, and research and development equipment. Customers for programmable DC products include Racal Instruments (“Racal”), Applied Materials, Siemens, Halliburton Company, BAE Systems, Teradyne, Veeco Instruments, Hewlett-Packard and Advanced Power and Reliability Inc.  Our DC products are applied in test and measurement, burn-in and OEM applications.  DC product applications include the testing of laser printer heads, DC-to-DC converters, satellites and electronic components.  These products are also used for the burn-in of DC-to-DC converters and semiconductors.  OEM applications of our DC products include supplying power to medical equipment and cable TV amplifiers.  Our DC products are mainly used in OEM applications by customers such as Novellus, Applied Materials and Veeco Instruments.  Our power solutions are incorporated into semiconductor manufacturing equipment, microprocessor test stations and burn-in systems.  Through Racal, a systems integrator for test and measurement equipment, we are the sole source supplier of programmable DC power equipment to a leading semiconductor manufacturer for use in the Racal automatic test equipment (“ATE”) systems for testing microprocessors.  Measurement and control applications are highly varied and include power solutions for the medical equipment, automotive, computer, industrial automation, consumer goods, commercial avionics and space, and oil and gas markets.

                                                We offer 20 DC product lines under the Sorensen, Elgar and Power Ten brand names, ranging in power from 60 watts to 30kw.  Most of our products are produced in-house, although five lower priced programmable DC product lines that represented less than 3.0% of our revenue in Fiscal 2002, are manufactured by others and brand labeled Sorensen.  Our purchase of Power Ten in May 1998 broadened our product offering with high-power, programmable DC products.  We recently entered the market for DC loads with a new product line, enabling us to achieve incremental revenue by selling this product into our existing customer base through the same sales channel.

                        Space Power Simulator Products

                                                Our space power simulation products are applied in test and measurement applications to test satellites.  Given the significant cost involved in building, launching and insuring satellites, fully testing units prior to launch is critical.  With the flexibility to generate any possible power scenario that solar panels may produce in space, our fully integrated Solar Array Simulator (“SAS”) test system performs mission-critical power testing from payload testing to final satellite testing inside a thermal vacuum chamber.  The SAS can be programmed to create the output power forms associated with a wide variety of solar array operating environments including direct solar illumination, spinning orbital profiles, an eclipse entry and exit, aging of the solar array and many other conditions.

                                                We believe that we are the leading non-captive source for satellite ground power test systems in the United States.  With our turn-key power systems and fourth generation SAS systems, we supply virtually every major U.S. commercial, military and power subsystem development satellite manufacturer, including Boeing/Hughes, Lockheed Martin, Space Systems Loral, TRW, Jet Propulsion Lab and Ball Aerospace.  Additionally, we have established a strong presence in Europe with customers such as Astrium (Matra Marconi Space and DASA), Alenia Space, Alcatel, Terma and the European Space Agency (ESA ESTEC), and we have recently entered the Japanese market by securing an order with NEC Toshiba Space.

                                                In addition, we also provide Battery Simulator Systems that simulate spacecraft flight batteries in all power conditions, including charge and discharge.

                        Programmable AC Power

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

•                 power conditioning and uninterruptible power supply (“UPS”) products;

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

                                                CASS.  The CASS program is a Navy/NAVAIR program developed to reduce the required number of avionics custom automated test equipment systems located on aircraft carriers, at depots and at test integration facilities.  Our role in the CASS program is to provide these ATE stations with power subsystems, which consist of programmable AC and DC power supplies, a power conditioner and fixed DC system supplies.  We are the sole supplier of power subsystems to Lockheed Martin, the prime contractor for the CASS program.  We have delivered 611 systems under the program to date.

                                                Although full-rate production on the CASS program ceased in the fourth quarter of 2002, we are now in the sustaining phase for the program, where the emphasis is on small quantity orders, spares and service.  We understand that the U.S. Navy is considering a limited expansion of the CASS program to equip non-carrier ships.  If this were to occur, and Lockheed Martin were to obtain any such business, this could represent additional opportunities for our revenue growth.  Further, other branches of the military have programs similar to CASS, including the U.S. Army’s Integrated Family of Test Equipment, which currently utilizes our other standard products.

                                                Customer Service.  We offer comprehensive customer service for all of our product offerings through our in-house staff of ten customer service technicians, two service administrators and four customer service engineers.  Our customer service organization provides global repair and spare parts for all products we offer, and provides technical assistance to our international distributors that are responsible for equipment repairs in their territories and to customers who repair equipment in-house.

Significant Customers

                                                We sell our power supplies and systems to over 2,500 customers, both directly and indirectly through distributors.  Certain customers are material to our business and operations.  In Fiscal 2002, one customer, Lockheed Martin, accounted for approximately 15.3% of our total net sales, up from 13.7% in Fiscal 2001.  Boeing/Hughes accounted for approximately 7.7% of our total net sales in Fiscal 2002, down from 10.2% in our fiscal year ended December 29, 2001 (“Fiscal 2001”).  No other customer accounted for 10% or more of our net sales in Fiscal 2002, Fiscal 2001 or our fiscal year ended December 30, 2000 (“Fiscal 2000”).  In Fiscal 2002, our top ten customers accounted for approximately 41.7% of net sales, down slightly from 42.1% in Fiscal 2001.

Competition

                                                With the exception of Agilent, a significant competitor, we believe we sell more programmable switch-mode power supplies in the United States than any other provider.  Most of our competitors are either small private companies, which do not match the breadth of product offerings, or non-core subsidiaries of much larger parent companies, which tend to be less focused on the power solution market.  We operate in a very competitive environment across our DC and AC product lines and enjoy a less competitive environment in our systems integration product and services business.  The principal competitive factors in our markets include vendor and product reputation, fast delivery, price, product performance specifications, functionality and features, ease of implementation and use, and quality of customer support.  We believe we are well positioned with regard to these factors and compete effectively in all of our target markets.

Sales and Marketing

                                                We sell our products through sales representatives in the U.S. and through distributors internationally, with some direct sales to specific customers and markets.  Our sales organization includes 20 employees plus two outside consultants, as well as approximately 45 representative/distributor companies with more than 200 salespeople worldwide.  We believe that our sales network is one of our major assets and provides us with a significant competitive advantage.

                                                Our in-house sales force includes nine sales managers who are each responsible for working with customers and prospective customers to provide existing or custom solutions to their needs. Our four sales engineers, who support the sales managers, representatives and customers, design solutions according to customers’ applications. In turn, these 13 sales professionals are supported by two program managers and an administrative staff of three people. Our sales and marketing team also includes two marketing professionals who conduct marketing research, create collateral material and training manuals, coordinate the placement of advertising in appropriate trade journals and other periodicals, as well as organize trade shows and perform general public relations work.

                                                We have strong relationships with the majority of our sales representatives. In the U.S., we believe we have retained the services of the top sales representative for our products in each region of the country.  Internationally, we are expanding our efforts in Europe and Asia by adding additional sales personnel while at the same time utilizing advertising and trade shows to increase awareness of our products. Our sales representatives are essentially field extensions of our sales team, helping to identify and pursue sales opportunities. As a result, the sales force, including the representative network, has been instrumental in identifying potential new product opportunities, thus helping to guide our research and development efforts to the most promising areas.

                                                In an effort to maximize the effectiveness of our domestic sales network, we have established a representative board, comprised of the chief executives of five of our sales representative organizations, that meets with management on a periodic basis to discuss marketing strategy and execution of the marketing plan.

                                                Only one sales representative accounted for over 10% of our net sales in Fiscal 2002, Fiscal 2001 or Fiscal 2000.

                                                Domestic sales accounted for approximately 88.8%, 89.1% and 87.6% of total net sales in Fiscal 2000, Fiscal 2001 and Fiscal 2002, respectively.

Research, Development and Engineering

                                                At December 28, 2002, our engineering department consisted of 52 people.  Our research, development and engineering expenses were $6.7 million for Fiscal 2000, $6.2 million for Fiscal 2001 and $4.8 million for Fiscal 2002.  Customer-funded research and development comprised $0.5 million, $0.3 million and $0.4 million of our overall research and development expenditures incurred in Fiscal 2000, Fiscal 2001 and Fiscal 2002, respectively.

                                                The development and introduction of new products has been and will continue to be an essential part of our growth strategy to increase market share and expand into new markets.  We have had a record of successful and profitable new product introductions, including the SmartWave™ and the Solar Array Simulator products.  These and other products are considered superior in the marketplace due to their digital capabilities, flexible format, high quality engineering and long-term reliability. Our in-house development efforts are focused on leveraging our strong engineering capabilities to produce higher-end, more sophisticated products utilizing digital technology. Management, in conjunction with the sales force and engineering department, has demonstrated a strong ability to identify potential product areas and create technical solutions.

Manufacturing

                                                Our manufacturing facilities are organized and run efficiently with a focus on quality, speed and response, cost and inventory management.  Our manufacturing equipment is modern and allows for efficient and quality production. We have designed and constructed our own in-house semi-automated test stations to enhance productivity and ensure quality. Operations management has identified three core manufacturing competencies, which are:

•                 magnetics (transformer assembly);

•                 supply chain management; and

•                 lean manufacturing.

                                                Operations has redesigned the production floor to use lean manufacturing techniques and simplify material handling and assembly methodology based on these competencies.  The redesign has allowed maximum productivity and leveraging of common processes across product lines, as the majority of Elgar’s products use the same basic components.

                                                Over the years we have utilized selective vertical integration and a focused factory approach to improve costs and mitigate delivery and quality risks. We utilize cross-functional teams in new product development, design for manufacturability, sustaining support and quality improvement initiatives while supporting a foundation of employee empowerment and training. Our current initiatives involve focused material cost reductions utilizing long-term partnerships and high quality offshore suppliers. In addition, we have made substantial investments in automated test equipment and through-hole and surface-mount board assembly equipment. This equipment is being used to support the implementation of Demand Flow Technology to build high quality products in the shortest production time and at the lowest cost.

                                                As part of our cost management program, we have outsourced certain low volume and all high volume transformers to subcontractors in Mexico and India.  We have also subcontracted high volume sheet metal items to Asia.  All subcontractors are subjected to our inspection and test process as assurance that quality expectations will be met.

                                                Over the last two fiscal years, we have made a concerted effort to improve our competitive positioning by reducing lead times and improving profit margins.  As part of this effort, we improved our work flow, added semi-automated test capabilities and made process and engineering improvements.

Backlog

                                                Our backlog at December 28, 2002 was approximately $6.2 million, all of which we expect to ship in 2003.  Our backlog was $10.7 million at December 29, 2001.  Backlog consists of product orders for which a customer purchase order has been received and accepted and which is scheduled for shipment. Orders are subject to rescheduling or cancellation by the customer, usually without penalty. Backlog also consists of customer-funded research and development payable under support contracts with our customers and orders for billable services. Because of possible changes in product delivery schedules, cancellation of product orders, and the fact that sales will sometimes reflect orders shipped in the same month they are received, our backlog at any particular date is not necessarily indicative of actual sales for any succeeding period. Moreover, we do not believe that backlog is necessarily indicative of our future results of operations or prospects.

Employees

                                                At December 28, 2002, we had 317 full-time employees (of which 11 were temporary employees), including 64 manufacturing personnel, 52 engineering personnel, 21 administrative personnel, 21 sales and marketing personnel, seven customer service personnel and 152 personnel involved in direct labor.  No attempts to unionize any of our employees have been made. We consider our employee relations to be good.

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

Government Contracts

                                                Contracts with the United States Government (whether directly or indirectly) are subject to cancellation for default or convenience by the government if deemed in its best interests. In addition, based on audits conducted by the government with respect to its contracts, pricing may be negotiated with respect to certain programs and contracts.  In the last five years, we have not had any major contracts canceled by the government for reasons of convenience or default. As 20.0%, 8.5% and 16.2% of our net sales in Fiscal 2000, Fiscal 2001 and Fiscal 2002 were made directly or indirectly to the U.S. Government, a significant portion of our business is subject to the government prerogatives described above.

ITEM 2.                             PROPERTIES

                                                For Elgar’s operations, which are based in San Diego, California, we lease three facilities in close proximity totaling approximately 110,300 square feet, which we use for:

•                  the design and production of Elgar’s standard DC and AC products and Sorensen-brand products, production for the CASS Program, Power Ten and administrative headquarters (92,100 sq. ft.) (lease expires in December 2007);

•                  manufacturing of magnetics and power distribution units, which are power conditioning products (9,100 sq. ft.) (lease expires in July 2003); and

•                  stockroom and receiving for all products (9,100 sq. ft.) (lease expires in December 2005).

                                                Prior to our consolidation of Power Ten’s operations with Elgar’s, Power Ten utilized a 29,100 square foot facility in Los Gatos, California under a lease that expired in July 2002.  We subleased 5,300 square feet of this space to an unaffiliated party.  Efforts to find a tenant to sublease the remaining 23,800 square feet for the remainder of the term were unsuccessful.  The lease and the sublease expired in July 2002.

                                                We believe that our facilities are in good condition with substantial capacity available for increased production of current product lines and new product introductions. As a result, no substantial capital expenditures are expected to be required to accommodate the projected revenue growth.

ITEM 3.                             LEGAL PROCEEDINGS

                                                We are routinely involved in legal proceedings related to the ordinary course of our business. We do not believe any such matters will have a material adverse effect on us. We maintain property, general liability and product liability insurance in amounts that we believe are consistent with industry practices and adequate for our operations.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                                No matters were submitted to a vote of security holders in the fourth quarter of 2002.

PART II

ITEM 5.                             MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                                                Common Equity Dividends

                                                Our common stock is not listed or traded on any exchange.  At March 1, 2003, there were 32 holders of record of our common stock.

                                                We have not paid any cash dividends on our common stock to date.  We intend to retain any future earnings for use in the development of our business and, consequently, do not anticipate paying cash dividends in the foreseeable future.  The payment of any cash dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition, general business conditions, restrictions in our debt agreements and the prior payment of cash dividends to the holders of our preferred stock.  Our ability to pay dividends to our stockholders, and the ability of our subsidiary to pay dividends to us, is restricted by the indenture governing the $90.0 million principal amount of Senior Notes due 2008 (the “Senior Notes”) and the documents governing our credit facility.

ITEM 6.                             SELECTED FINANCIAL DATA

Selected Historical Consolidated Financial Data

                                                The selected consolidated financial data as of and for the fiscal year ended December 28, 2002 (“Fiscal 2002”) presented below have been derived from our consolidated financial statements that have been audited by Deloitte & Touche LLP, independent public accountants, and are included in Item 15 of this report.  The selected consolidated financial data for the fiscal years ended December 29, 2001 (“Fiscal 2001”) and December 30, 2000 (“Fiscal 2000”) and as of December 29, 2001 presented below have been derived from our consolidated financial statements that have been audited by Arthur Andersen LLP, and are included in Item 15 of this report.  The selected consolidated financial data as of December 30, 2000, as of and for the fiscal year ended January 1, 2000 and as of and for the nine-month period ended January 2, 1999 presented below have been derived from our consolidated financial statements that have been audited by Arthur Andersen LLP, but are not included in this report.  The selected consolidated financial data as of and for the year ended January 2, 1999 have been derived from our unaudited consolidated financial statements that are not included in this report.

                                                In March 1999, the Company changed its fiscal year from the Saturday closest to March 31st to the Saturday closest to December 31st, which is the reason why information is presented below both for the nine months ended January 2, 1999, which is derived from audited financial statements, and the 12 months ended January 2, 1999, which is derived from unaudited financial statements.

                                                The unaudited consolidated financial statements presented below include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results for the unaudited period.

                                                The information presented below is qualified in its entirety by, and should be read in conjunction with, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Consolidated Financial Statements and Supplemental Data.

	Nine Months Ended	Fiscal Year Ended
	Jan. 2, 1999	Jan. 2, 1999	Jan. 1, 2000	Dec. 30, 2000	Dec. 29, 2001	Dec. 28, 2002
		(unaudited)
Operating Data:
Net sales	$47,136	$63,017	$56,059	$65,786	$58,696	$48,355
Cost of sales	26,000	34,619	32,032	38,152	36,443	28,999
Gross profit	21,136	28,398	24,027	27,634	22,253	19,356
Selling, general and administrative expenses	8,114	10,766	10,005	11,337	11,741	9,943
Research, development and engineering expenses	4,912	6,707	5,851	6,675	6,170	4,793
Amortization expense (1)	1,663	1,991	2,432	2,435	2,435	48
Operating income	6,447	8,934	5,739	7,187	1,907	4,572
Interest expense	8,008	10,253	10,458	10,544	10,642	11,980
Loss before income taxes	(1,561)	(1,319)	(4,719)	(3,357)	(8,735)	(7,408)
Income tax provision (benefit)	(191)	(152)	(536)	70	1,449	—
Net loss	$(1,370)	$(1,167)	$(4,183)	$(3,427)	$(10,184)	$(7,408)

Other Data:
Operating cash flows (uses)	$4,323	$7,250	$(1,350)	$(2,637)	$(1,206)	$(3,477)
Investing cash flows (uses)	(17,800)	(18,085)	(674)	(1,252)	(1,085)	(431)
Financing cash flows (uses)	17,318	17,084	(4)	(366)	4,130	3,542
Depreciation	748	1,024	888	901	896	810
Amortization of intangibles	2,199	3,276	3,166	3,167	3,169	1,547
Capital expenditures	294	589	676	1,254	1,093	437
Ratio of combined earnings and preferred stock dividends to earnings (2)	—	—	—	—	—	—

Other Non-GAAP Data:
Adjusted EBITDA (3)	$9,100	$12,610	$9,158	$10,523	$5,418	$5,751
Adjusted EBITDA margin (4)	19.3%	20.0%	16.3%	16.0%	9.2%	11.9%

Balance Sheet Data:
Total assets	$63,754	$63,754	$58,545	$56,985	$49,662	$47,414
Total debt	104,000	104,000	100,000	99,625	103,798	110,000
Stockholders’ deficit	(59,589)	(59,589)	(61,575)	(67,002)	(79,354)	(88,907)

(1)             Amortization expense represents the amortization of goodwill and non-compete agreements associated with the April 1996 acquisition of Elgar by Carlyle-EEC Holdings, Inc., and our May 1998 acquisition of Power Ten.  The Company stopped amortizing goodwill in Fiscal 2002 pursuant to the adoption of Statement of Financial Account Standards No. 142, “Goodwill and Other Intangible Assets”.

(2)             In calculating the ratio of earnings to fixed charges, earnings consist of loss before income taxes plus fixed charges.  Fixed charges consist of interest incurred (which includes amortization of deferred financing costs) whether expensed or capitalized and a portion of rental expense which management believes is a reasonable approximation of an interest factor.  Earnings were insufficient to cover fixed charges by approximately $1,776,000 in the nine months ended January 2, 1999, $1,535,000 in the year ended January 2, 1999, $5,286,000 in the fiscal year ended January 1, 2000, $3,935,000 in the fiscal year ended December 30, 2000, $10,360,000 in the fiscal year ended December 29, 2001 and $9,886,000 in the fiscal year ended December 28, 2002.

(3)             Adjusted EBITDA is the sum of loss before income taxes, interest, depreciation and amortization expense. Adjusted EBITDA is presented because we believe that it is a widely accepted financial indicator of a company’s ability to service debt. However, adjusted EBITDA should not be considered as an alternative to net income or to cash flows from operating activities, as determined in accordance with generally accepted accounting principles, and should not be construed as an indication of a company’s operating performance or as a measure of liquidity.

(4)             Adjusted EBITDA margin is equal to Adjusted EBITDA divided by net sales for the periods presented.

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                This report contains certain forward-looking statements and information relating to our business that are based on the beliefs of management as well as assumptions made by and information currently available to management.  The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends” and similar expressions, as they relate to our operations, are intended to identify forward-looking statements.  Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions that could cause actual results to differ materially from those expressed in any forward-looking statement.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.  We do not intend to update these forward-looking statements.

                                                The following discussion and analysis should be read in conjunction with “Selected Historical Consolidated Financial Data” and our consolidated financial statements and the notes thereto included elsewhere in this report.

                                                As a holding company, we operate through our wholly owned subsidiary, Elgar Electronics Corporation.

Recent Developments

                        Exchange Agreement

                                                On April 16, 2003, we entered into an Exchange Agreement (the “Exchange Agreement”) with J.F. Lehman Equity Investors I, L.P. (“JFL”), Jackson National Life Insurance Company, Old Hickory Fund I, L.L.C., Indosuez Electronics Partners (collectively, the “Consenting Stockholders”) and OCM/GFI Power Opportunities Fund, L.P. and OCM Principal Opportunities Fund II, L.P. (collectively, the “Oaktree Entities”), in their capacity as holders, directly or indirectly, of 73% of the Company’s outstanding Senior Notes.  The Exchange Agreement requires the Company to make an exchange offer and consent solicitation to the holders of its $90,000,000 of 9-7/8% Senior Notes, asking such holders to exchange their Senior Notes for an aggregate of (i) $60,000,000 of 9% senior notes due February 1, 2008 (the “New Notes”), (ii) $30,000,000 in stated liquidation value of Series D 10.5% senior cumulative redeemable preferred stock due February 1, 2008 (the “New Preferred Stock”) and (iii) 750,000 shares of new common stock, representing, without giving effect to the transactions described in the immediately succeeding paragraph, 75% of the Company’s common stock to be outstanding upon completion of the restructuring transactions.  The Exchange Agreement contemplates that the exchange offer may offer the holders of Senior Notes (other than the Oaktree Entities, JFL or any of their affiliates) the option to have their Senior Notes repurchased by the Company, for an amount of cash to be determined, rather than exchanged for the basket of securities described above.  We currently contemplate that the exchange offer will commence on or about May 15, 2003, although that is subject to change.

                                                In addition, the Exchange Agreement requires JFL to make an additional investment in the Company of not less than $4,800,000 in exchange for which it would receive, upon completion of the restructuring, $6,400,000 of New Notes, $3,200,000 in stated liquidation value of additional New Preferred Stock and 80,000 shares of new common stock (to the extent JFL increases its investment in the Company, which it is permitted to do up to $6,000,000, the amount of securities it would obtain upon completion of the restructuring would increase proportionately).  Until the restructuring occurs, JFL’s $4,800,000 investment will be used as collateral for the Bridge Notes discussed below.

                As provided in the Exchange Agreement, in connection with the exchange offer, the Company will solicit consents from tendering noteholders to approve (i) certain modifications to the existing indenture for the Senior Notes that will remove from the indenture many of the protections for holders of the Senior Notes and (ii) a prepackaged bankruptcy of the Company in the event the exchange offer is not consummated, which prepackaged bankruptcy would seek to replicate the successful completion of the restructuring as described in the Exchange Agreement to the greatest degree possible, except with respect to the possible cash repurchase of Senior Notes by the Company, which is not contemplated as part of the prepackaged bankruptcy plan, and subject to such changes as may be required under applicable bankruptcy laws in order to make the plan of reorganization thereunder confirmable.

                                                Upon issuance of the New Notes, New Preferred Stock and common stock as described above, through an amendment to the Company’s charter to be effected immediately prior to the completion of the restructuring, (a) the Company’s currently outstanding shares of Series A preferred stock would be converted into (i) an aggregate of $3,500,000 in stated liquidation value of New Preferred Stock and (ii) 125,000 shares of new common stock, and (b) the Company’s currently outstanding shares of common stock and Series B and Series C convertible preferred stock would be converted into an aggregate of 125,000 shares of new common stock, with the allocation of those shares of new common stock to be made pro rata on an as-converted basis, assuming the shares of Series B and Series C preferred stock had been converted into common stock immediately prior to the restructuring.

                                                The Exchange Agreement also contemplates the extension of a bridge loan and the repayment of the Company’s credit facility with Ableco Finance, LLC (“Ableco”), as described immediately below.

                        Bridge Loan

                                                On April 16, 2003, in connection with entering into the Exchange Agreement, the Company and Elgar entered into a loan agreement (the “Bridge Notes”) with the Oaktree Entities in the amount of $25,000,000, bearing interest at 10% per annum, payable monthly in arrears, and secured by substantially all assets of the Company.  The Bridge Notes mature on the earlier of (i) completion of the restructuring transactions contemplated by the Exchange Agreement and (ii) August 1, 2003.

                                                On the same date, Elgar used approximately $20.6 million of the proceeds from the Bridge Notes to repay in full its credit facility with Ableco, which facility was thereafter terminated.  After the payment of fees and expenses related to the Exchange Agreement and Bridge Notes, Elgar retained about $3.2 million of proceeds from the Bridge Notes for cash reserve and working capital purposes.

                                                Upon completion of the transactions contemplated by the Exchange Agreement, unless the Bridge Notes are repaid with the proceeds of a new third-party credit facility, any amounts that remain outstanding under the Bridge Notes would be exchanged for a term note of like amount bearing interest at the greater of 12% or a rate of interest equal to a reference rate plus 8% (the “Term Note”).  The Term Note would have a stated maturity of August 1, 2007, would be secured by substantially all of the assets of the Company and would have the benefit of quarterly sinking fund payments of $1,000,000, with the first such payment by Elgar due on November 1, 2003.  To the extent the Company refinances a portion of the Term Note subsequent to the closing of the exchange described above, the Oaktree Entities have agreed under certain circumstances to exchange their interests in the Term Notes for participations in such replacement financing.

Results of Operations

                                                The following table sets forth certain statement of operations information and other data as a percentage of net sales for the fiscal years indicated.

	Fiscal Year Ended
	Dec . 30, 2000	Dec. 29, 2001	Dec. 28, 2002
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	58.0	62.1	60.0
Gross profit	42.0	37.9	40.0
Selling, general and administrative expenses	17.3	20.0	20.5
Research, development and engineering expenses	10.1	10.5	9.9
Amortization of goodwill and non-compete agreements	3.7	4.1	0.1
Operating income	10.9%	3.3%	9.5%

Other Data:
Adjusted EBITDA%	16.0%	9.2%	11.9%

Fiscal Year Ended December 28, 2002 Versus Fiscal Year Ended December 29, 2001

                                                Net sales.  Net sales in Fiscal 2002 were $48.4 million, a decrease of $10.3 million, or 17.5%, from net sales of $58.7 million in Fiscal 2001.  This decrease, which was across virtually all product lines, was primarily attributable to the overall decline in the economy, but was also due to a $1.8 million, or 28%, decrease in sales directly or indirectly to semiconductor manufacturers.  In Fiscal 2002, sales of Sorensen and Power Ten programmable DC power products were $19.7 million and $6.2 million, respectively, a decrease of $1.4 million and $1.0 million, respectively, from Fiscal 2001 levels.  In Fiscal 2002, sales of other DC power products were $1.8 million, a decrease of $0.7 million from Fiscal 2001, and AC power product sales were $5.3 million, a decrease of $0.8 million.  Space system product sales were $3.0 million in Fiscal 2002, a decrease of $5.3 million from Fiscal 2001, principally due to decreased sales to Boeing Satellite Systems and, to a lesser degree, Space Systems/Loral.  In Fiscal 2002, sales attributable to the U.S. Navy’s CASS program were down $1.0 million compared to Fiscal 2001, as the final phase of the contract was completed in the fourth quarter of Fiscal 2002.

                                                Gross profit.  Gross profit in Fiscal 2002 was $19.4 million, a decrease of $2.9 million, or 13.0%, from gross profit of $22.3 million in Fiscal 2001.  The decrease in gross profit was mainly due to the decrease in net sales that resulted in a $3.9 million volume decrease in gross profit when compared to Fiscal 2001, partially offset by a favorable gross margin increase.  The gross profit percentage for Fiscal 2002 was 40.0%, an increase of 2.1%, from 37.9% for Fiscal 2001.  This percentage increase was mainly due to the elimination of certain fixed costs as a result of the consolidation of the Power Ten operations with Elgar’s operations at the Company’s headquarters in San Diego and the implementation of demand flow technology and other cost and efficiency savings.

                                                Selling, general and administrative expenses.  Selling, general and administrative (“SG&A”) expenses were $9.9 million in Fiscal 2002, a decrease of $1.8 million, or 15.4%, from SG&A expenses of $11.7 million in Fiscal 2001.  SG&A expenses increased slightly as a percentage of net sales from 20.0% in Fiscal 2001 to 20.5% in Fiscal 2002.  The dollar decrease was primarily due to approximately $1.4 million in savings resulting from the consolidation of Power Ten’s operations and $0.6 million in lower commissions expense, partially offset by increased costs associated with recruiting and hiring new chief executive and chief financial officers during Fiscal 2002.

                                                Research, development and engineering expenses.  Research, development and engineering (“RD&E”) expenses in Fiscal 2002 were $4.8 million, a decrease of $1.4 million, or 22.6%, from RD&E expenses of $6.2 million in Fiscal 2001.  RD&E expenses also decreased as a percentage of net sales from 10.5% to 9.9%.  The decreases were due to lower headcount in our RD&E department, resulting in lower compensation expense, and approximately $0.8 million in savings resulting from the consolidation of Power Ten’s operations.

                                                Amortization of goodwill and non-compete agreements.  Amortization expense was $48,000 in Fiscal 2002, a decrease of $2.4 million from Fiscal 2001 levels.  Amortization expense in Fiscal 2002 related to non-compete agreements entered into with the former owners of Power Ten, while amortization expense in the prior period included amortization of goodwill associated with the April 1996 acquisition of Elgar by the predecessor to Elgar Holdings, Inc. and the May 1998 acquisition of Power Ten, as well as $48,000 of expense relating to the non-compete agreements.  Pursuant to SFAS No. 142, beginning December 30, 2001, goodwill is no longer amortized, which accounts for the difference between the comparable periods.

                                                Operating income.  Operating income was $4.6 million in Fiscal 2002, an increase of $2.7 million, or 142.1%, from operating income of $1.9 million in Fiscal 2001.  Operating income increased as a percentage of net sales from 3.3% in Fiscal 2001 to 9.5% in Fiscal 2002.  The increase was due to the factors discussed above.  To minimize the negative impact due to the lower sales volume, management realized cost savings resulting from consolidating the Power Ten operations into Elgar’s San Diego facility and the implementation of demand flow technology into the manufacturing operations.

                                                Interest expense.  Interest expense was $12.0 million in Fiscal 2002, an increase of $1.4 million, or 13.2%, from interest expense of $10.6 million in Fiscal 2001.  Interest expense increased as a percentage of net sales from 18.2% in Fiscal 2001 to 24.8% in the comparable Fiscal 2002 period.  The increase in dollars was a result of higher outstanding borrowings and higher interest rates on those borrowing in Fiscal 2002 as compared to the year-earlier period, together with $0.7 million in amendment fees and an increase in the amortization of deferred financing costs due to the acceleration of outstanding borrowings under the Company’s former Deutsche Bank facility recognized in Fiscal 2002.

                                                Income taxes.  Income taxes for Fiscal 2002 were zero and for Fiscal 2001 were $1.5 million.  Losses generated in these periods do not have a carryback benefit and the resulting net operating loss carryforwards have not been recognized as a benefit because future realization is uncertain.  A full valuation reserve was established in Fiscal 2001 on the deferred tax asset balance of $1.4 million due to a change in management’s assessment that the realization of these deferred tax assets was uncertain.

                                                Net loss.  Net loss was $7.4 million in Fiscal 2002, a $2.8 million improvement from a net loss of $10.2 million in Fiscal 2001, due to the factors discussed above.           In order to improve operating results, we have undertaken a number of initiatives, the benefits of which have positively impacted our results for Fiscal 2002.  These include (1) a consolidation of our sales representatives and distributors to market all three of our name brands:  Elgar, Sorensen and Power Ten, (2) an increased emphasis on European and other international sales; (3) the introduction of various new products and product line extensions and (4) continued cost reduction efforts through the reduction of indirect headcount, increasing efficiencies in the manufacturing and procurement processes, and the relocation of our Power Ten operations to our San Diego facilities.

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

                                                Selling, general and administrative expenses.  SG&A expenses were $11.7 million in Fiscal 2001, an increase of $0.4 million, or 3.5%, from SG&A expenses of $11.3 million in Fiscal 2000.  SG&A expenses increased as a percentage of net sales from 17.3% in Fiscal 2000 to 20.0% in Fiscal 2001.  The dollar increase was primarily due to $1.0 million of costs associated with the Power Ten operations’ consolidation, partially offset by lower advertising costs and sales and marketing expenses in Fiscal 2001 compared to Fiscal 2000.

                                                Research, development and engineering expenses.  RD&E expenses in Fiscal 2001 were $6.2 million, a decrease of $0.5 million, or 7.5%, from RD&E expenses of $6.7 million in Fiscal 2000.  RD&E expenses increased as a percentage of net sales from 10.1% to 10.5%.  The decrease in dollars was primarily due to lower headcount and compensation expense in Fiscal 2001 compared to Fiscal 2000, and to a decrease in customer-funded research and development expense in Fiscal 2001 compared to Fiscal 2000.  A portion of the Company’s RD&E expenses has historically been funded by customers and the costs associated with the support has been excluded from RD&E expenses and included in cost of sales.

                                                Amortization of goodwill and non-compete agreements.  Amortization expense was $2.4 million in each of Fiscal 2001 and Fiscal 2000.  Amortization expense is comprised of the amortization of goodwill and non-compete agreements associated with the April 1996 acquisition of Elgar by Carlyle-EEC Holdings, Inc., and our May 1998 acquisition of Power Ten.

                                                Operating income.  Operating income was $1.9 million in Fiscal 2001, a decrease of $5.3 million, or 73.6%, from operating income of $7.2 million in Fiscal 2000.  Operating income decreased as a percentage of net sales from 10.9% in Fiscal 2000 to 3.3% in Fiscal 2001.  The decrease was due to the factors discussed above.  Management initiated a series of cost savings actions which included consolidating the Sorensen and Power Ten operations into Elgar’s San Diego facility in the second and third quarters of 2001, respectively, negotiating raw material price reductions and acquiring automation equipment to shorten production times, reduce scrap and lower the labor content of our products.

                                                Interest expense.  Interest expense was $10.6 million in Fiscal 2001, an increase of $0.1 million, or 1.0%, from interest expense of $10.5 million in Fiscal 2000.  Interest expense increased as a percentage of net sales from 16.0% in Fiscal 2000 to 18.2% in the comparable Fiscal 2001 period.  The increase in dollars was a result of higher outstanding borrowings on our revolving line of credit partially offset by lower interest rates on borrowings under our credit facility.

                                                Income taxes.  Income taxes for Fiscal 2001 and Fiscal 2000 were $1,449,000 and $70,000, respectively.  Losses generated in these periods do not have a carryback benefit and thus have not been recognized because future realization is uncertain.  A full valuation reserve was established during Fiscal 2001 on the deferred tax asset balance of $1.4 million due to a change in management’s assessment that the realization of these deferred tax assets was uncertain.

                                                Net loss. Net loss was $10.2 million in Fiscal 2001, an increased loss of $6.8 million from a net loss of $3.4 million in Fiscal 2000, due to the factors discussed above.

Liquidity and Capital Resources

                        Uses of Cash

                                                Our principal uses of cash are for debt service requirements, working capital requirements and capital expenditures.  As a holding company with no operations or assets other than our ownership of Elgar’s capital stock, we rely on dividends and other payments from Elgar to generate the funds necessary to meet our obligations, including the semi-annual interest payments of $4.4 million on the Senior Notes.  In turn, Elgar relies on cash flow from operations together with funds available to it under its senior secured credit facility with Ableco Finance, LLC (“Ableco”), to dividend funds to us.

                                                On each of August 1, 2002 and February 1, 2003, the Company made interest payments of approximately $4.4 million to the holders of the Senior Notes.

                        Sources of Cash

                                                Elgar’s principal sources of capital are cash flow from operations together with funds available to it under its senior secured credit facility with Ableco.  In turn, Elgar dividends funds to enable us to meet our debt service requirements.

                                                On June 26, 2002, the Company, Elgar, as borrower, and Ableco, as agent, entered into a financing agreement (the “Ableco Facility”) that provided Elgar with (a) a $15,000,000 term loan (the “Term Loan”) that bears interest at a reference rate plus 5.50 percentage points, but in no event at a rate less than 10.25%, and (b) a revolving credit facility not to exceed $10,000,000 outstanding at any time (the “Revolver”) that bears interest at a reference rate plus 3.00 percentage points, but in no event at a rate less than 7.75%.  The reference rate means the rate of interest publicly announced by JPMorgan Chase Bank from time to time as its reference rate, base rate or prime rate.  Interest is payable monthly on both the Term Loan and the Revolver.  Borrowings outstanding under the Ableco Facility have a stated maturity date of June 25, 2006.

                                                Advances under the Revolver are limited to the lesser of (a) $10.0 million and (b)(i) 85% of eligible accounts receivable, less a dilution reserve that relates to bad-debt write downs and discounts and advertising allowances paid to an account debtor, plus (ii) 60% of eligible inventory, less the amount of any reserves that Ableco may deem appropriate in the exercise of its reasonable business judgment based upon its lending practices.  In addition, the Ableco Facility provides that it is a condition to any loan made under the Revolver that, after giving effect to such loan, at least $1,000,000 of availability remains undrawn under the Revolver.  In effect, this provision reduces the maximum amount outstanding at any time to $9,000,000.

                                                Elgar paid a $500,000 fee to Ableco at closing, and is obligated to pay Ableco (i) a $250,000 fee on the earliest of June 26, 2003, the date on which all of the obligations under the Ableco Facility are accelerated or the date on which all of the obligations under the Ableco Facility are paid in full, (ii) a

$187,500 fee on the earliest of June 26, 2004 or the date on which the obligations under the Ableco Facility are accelerated and (iii) a $187,500 fee on the earliest of June 26, 2005 or the date on which the obligations under the Ableco Facility are accelerated.

                                                At December 28, 2002, the Term Loan was fully drawn and the Revolver had an outstanding balance of $5.0 million, resulting in an additional $3.8 million of borrowing capacity remaining under the formula described above.

                                                As discussed under “—Recent Developments” above, the Ableco Facility terminated on April 16, 2003 after it was repaid in full with the proceeds of the Bridge Notes.  After repayment of the Ableco Facility and the payment of fees and expenses related to the Exchange Agreement and the Bridge Notes, Elgar retained approximately $3.2 million of proceeds from the Bridge Notes for cash reserve and working capital purposes.  See “—Recent Developments” above.

                                                Upon completion of the transactions contemplated by the Exchange Agreement and based upon current and anticipated levels of operations, as well as additional funds available under the Bridge Notes, we believe that our cash resources will be adequate to meet our anticipated cash requirements through the fiscal year ending January 3, 2004 (“Fiscal 2003”).  No assurance can be given, however, that this will be the case.

                        Capital Expenditures

                                                Our capital expenditures were $1,254,000 in Fiscal 2000, $1,093,000 in Fiscal 2001 and $437,000 in Fiscal 2002.  Our expenditures during Fiscal 2002 were primarily for new test and burn-in capabilities in connection with the Power Ten consolidation.  We have budgeted $600,000 for capital expenditures for fiscal 2003, to be used principally for manufacturing automation.

Critical Accounting Policies and Estimates

                                                The methods, estimates and judgments we use in applying the accounting policies most critical to our financial statements have a significant impact on the results we report in our financial statements.  The U.S. Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, our critical policies and estimates include the evaluation of goodwill and other intangible assets for impairment, doubtful account allowances, inventory reserves and warranty reserves.  Below, we discuss these policies further, as well as the estimates and judgments involved.  We also have other key accounting policies, including policies for revenue recognition.  We believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported financial position or results of operations for a given period.  For additional information see Note 3 “Summary of Significant Accounting Policies” in our consolidated financial statements included in Item 15 of this report.  Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available.  Actual results may differ significantly from our estimates, and our estimates could be different using different assumptions or conditions.

                        Goodwill and Other Assets

                                                Goodwill represents the excess of purchase price over net book value of assets acquired in connection with acquisitions.  Other assets represent (1) deferred financing costs incurred in connection with our February 1998 recapitalization and entering into the Ableco Facility in June 2002 and

(2) agreements not to compete relating to the Power Ten acquisition.  We are amortizing the components of other assets on a straight-line basis over their estimated useful lives, ranging from four to 10 years.  The debt issuance costs we incurred in connection with issuing the Senior Notes and entering into the Ableco Facility are subject to this amortization policy.  The original amount of debt issuance costs being amortized was approximately $7.5 million and the accumulated amortization was approximately $2.7 million as of December 28, 2002, and the amount of amortization that was recorded in Fiscal 2002 was approximately $1.5 million, of which $559,000 related to accelerated amortization from our prior credit facility.

                                                We periodically re-evaluate the original assumptions and rationale utilized in the establishment of the carrying value and estimated useful lives of these assets.  The criteria we use for these evaluations include management’s estimate of the assets’ continuing ability to generate income from operations and positive cash flows in future periods as well as the strategic significance of the intangible assets to our business activity.

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

                        Inventory Reserves

                                                We periodically re-evaluate all inventory for potential excess and obsolete material.  We reserve excess material based on a percentage of the inventory that is deemed to be in excess of one year’s forecast demand, while we reserve obsolete inventory at 100% of carrying value.  We also periodically adjust our standard costs for material purchase costs, labor hours and wage rates, and overhead burden applied.  We reserve for these standard cost changes based on a combined estimate of the future inventory change.

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

Inflation and General Economic Conditions; Backlog

                                                Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the foreseeable future to have, a material impact on our results of operations.  We do not have a significant number of fixed-price contracts where we bear the risk of cost increases.  As of December 28, 2002, we had no backlog for which shipments under those contracts are scheduled after December 31, 2003.

Recent Accounting Pronouncements

                                                In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”.  This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets.”  SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  Upon adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life but is instead subject to periodic testing for impairment.  The Company completed its initial impairment test for goodwill as of December 30, 2001.  This test confirmed that the fair value of the Company exceeds the carrying value, and that no goodwill impairment loss needed to be recognized upon adoption of SFAS No. 142.  The Company adopted SFAS No. 142 effective December 30, 2001, the effect of which was to classify goodwill separately on the accompanying consolidated balance sheets and to cease the amortization of such goodwill, which would have amounted to $2,387,000 of amortization expense for Fiscal 2002.  Net loss for Fiscal 2002, including amortization of goodwill, would have been $9,795,000, compared to $7,408,000.

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

                                                In November 2002, the FASB issued Financial Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 requires that a guarantor must recognize, at the inception of a guarantee, a liability for the fair value of the obligation that it has undertaken in issuing a guarantee.  FIN 45 also addresses the disclosure requirements that a guarantor must include in its financial statements for guarantees issued, including matters such as commercial product warranties.  The disclosure requirements in this interpretation are effective for financial statements ending after December 15, 2002.  The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  We have not completed our evaluation of FIN 45 and we have not assessed the impact the adoption may have on our financial position or results of operations.  Refer to Note 3 of the Consolidated Financial Statements for the additional disclosure information as required by FIN 45.

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                                We have had only limited involvement in derivative financial instruments in the past.  We do not hold or issue derivative financial instruments for trading purposes.  We are subject to market risk resulting from interest rate fluctuations with respect to our variable-rate borrowings.  At December 28, 2002, all $20,000,000 of our outstanding borrowings under the Ableco Facility was at variable interest rates.  A one percentage point increase in interest rates would be expected to have an estimated impact on net loss and cash flows in fiscal 2003 of approximately $100,000.  At December 28, 2002, the blended interest rate on our $20,000,000 of debt outstanding under the Ableco Facility was 9.625%.

ITEM 8.                             CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                The consolidated financial statements required in response to this Item are listed under Item 15(a) of Part IV of this Report.

ITEM 9.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                                As disclosed in our Current Reports on Form 8-K filed on June 14, 2002 and August 14, 2002, respectively, the Company terminated Arthur Andersen LLP as its independent public accountants in June 2002 and engaged Deloitte & Touche LLP in August 2002 as its independent public accountants to audit its financial statements as of and for the fiscal year ended December 28, 2002.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                The following table sets forth the name, age and position of each person who is one of our directors or executive officers as of December 28, 2002.  Each director holds office until the next annual meeting of the stockholders or until his successor has been elected and qualified.  Officers are elected by the Board of Directors and serve at the discretion of the Board.

Name	Age	Positions
Joseph A. Budano	41	President and Chief Executive Officer, EHI and Elgar
John P. Mei	37	Vice President-Finance, Chief Financial Officer, EHI and Elgar
Samuel A. Lewis	54	Vice President-Sales, Elgar
Normand E. Precourt	60	Vice President-Engineering, Elgar
John J. Santospirito	62	Vice President-Operations, Elgar
Daniel E. Donati	45	Vice President-Program Management, Elgar
Thomas Erickson	59	Vice President-Human Resources, Elgar
Dr. John F. Lehman	60	Director, EHI and Elgar
Donald Glickman	69	Vice President, EHI and Elgar; Chairman of the Board, EHI and Elgar
Kenneth R. Kilpatrick	65	Vice Chairman of the Board, EHI and Elgar
George Sawyer	71	Director, EHI and Elgar
Thomas G. Pownall	81	Director, EHI and Elgar
Oliver C. Boileau, Jr.	75	Director, EHI and Elgar
Stephen L. Brooks	31	Director and Secretary, EHI and Elgar
Joseph A. Stroud	47	Director, EHI and Elgar
William Paul	66	Director, EHI and Elgar
Bruce D. Gorchow	44	Director, EHI and Elgar
Tig H. Krekel	49	Director, EHI and Elgar

                                                Joseph Budano has been our President and Chief Executive Officer since August 26, 2002, when our former President and Chief Executive Officer, Kenneth R. Kilpatrick, retired as an officer of the Company.  From July 17, 2002 until August 26, 2002, Mr. Budano served as our Chief Operating Officer.  Prior to joining us, Mr. Budano founded Acuity Consulting, a consulting firm focused on business plan development and funding for early-stage companies, which he ran from April 2001 to June 2002.  From April 2000 to March 2001, Mr. Budano served as the Group President, Multi-Media Group, for Acterna Corporation, a Maryland-based producer of communications test instruments and systems.  From June 1996 to April 2000, Mr. Budano served as the Senior Vice President, North American Operations, for Wavetek Wandel & Golterman, also a producer of communications test instruments and systems, which merged into Acterna in May 2000.  From March 1994 to June 1996, he served as Vice President and General Manager of the Communications Division of Wavetek, which merged with Wandel & Golterman in October 1998.  Prior to joining Wavetek, Mr. Budano worked as a management consultant for The Boston Consulting Group from 1991 to 1994, and before that worked as Engineering Manager for Motorola’s Land Mobile Products sector from 1983 to 1989.

                                                John P. Mei has been our Vice President—Finance and Chief Financial Officer since September 16, 2002.  Prior to joining us, Mr. Mei worked at Acterna Corporation since January 26, 1999, where he most recently held the position of Group Controller for the Multimedia Group.  Prior to that time, Mr. Mei was a Manager of Finance in General Electric’s Industrial Systems Division.  He began his financial career with Coopers & Lybrand’s audit practice.  Mr. Mei is a certified public accountant.

                                                Samuel A. Lewis, Vice President—Sales of Elgar, with over 25 years of experience in the test and measurement equipment industry, including 22 years with Elgar, is responsible for leading Elgar’s sales efforts. Mr. Lewis, who began his career with Elgar in 1972, re-joined Elgar in January 1988 after spending the prior six years as the North American Sales Manager for Wavetek Corporation, a test and measurement company. At Wavetek, Mr. Lewis spearheaded the creation of a central sales management organization, set up area sales offices, and managed 18 representative organizations with 130 sales people. Prior to beginning work with Wavetek in 1982, Mr. Lewis spent nine years with Elgar in the positions of Customer Service Manager and National Sales Manager.

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

                                                Daniel E. Donati, Vice President—Program Management of Elgar, joined Elgar in September 1991 and is responsible for overseeing Elgar’s Space Systems and CASS Program operations. Prior to that time, Mr. Donati spent over 12 years with Aerojet Electronics Systems and Walt Disney where he gained valuable program management, operations and engineering experience.

                                                Thomas Erickson, Vice President—Human Resources of Elgar, joined Elgar in October 1983. Prior to that time, he spent seven years at Solar Turbines as its Human Resources Manager.

                                                Dr. John F. Lehman, who is a director of EHI and Elgar, is a Managing Principal of J.F. Lehman & Company (“Lehman”). Prior to founding Lehman in 1991, Dr. Lehman was an investment banker with PaineWebber Incorporated from 1988 to 1991, and served as a Managing Director in Corporate Finance. Dr. Lehman served for six years as Secretary of the Navy, was a member of the National Security Council Staff, served as a delegate to the Mutual Balanced Force Reductions negotiations and was the Deputy Director of the Arms Control and Disarmament Agency.  Dr. Lehman served as Chairman of the Board of Directors of Sperry Marine, Inc., and is Chairman of the Board of Directors of Special Devices, Incorporated, OAO Technology Solutions, Inc. and Racal Instruments, Inc.  Dr. Lehman is also a director of Ball Corporation and ISO Inc. and is Chairman of the Princess Grace Foundation, a director of OpSail Foundation and a trustee of LaSalle College High School.

                                                Donald Glickman, who is Chairman of the Board and a Vice President of both EHI and Elgar, is a Managing Principal of Lehman.  From February 1998 to May 1998, Mr. Glickman was President of EHI. Prior to joining Lehman, Mr. Glickman was a principal of the Peter J. Solomon Company, a Managing Director of Shearson Lehman Brothers Merchant Banking Group and Senior Vice President and Regional Head of The First National Bank of Chicago. Mr. Glickman served as an armored cavalry officer in the Seventh U.S. Army. Mr. Glickman is currently a director of the MSC Software Corporation, Special Devices, Incorporated, Racal Instruments, Inc. and Monroe Muffler Brake, Inc.  He is also a trustee of MassMutual Corporate Investors and MM Participation Investors.

                                                Kenneth R. Kilpatrick, who is Vice Chairman of the Board of EHI and Elgar, was President and Chief Executive Officer of Elgar from July 1991 until August 26, 2002, and the President and Chief Executive Officer of EHI from May 1998 until August 26, 2002.  Prior to joining Elgar, Mr. Kilpatrick was President of Machine Industries, Inc., an aerospace parts manufacturer, from 1989 to 1991, and with ACDC Electronics, a division of Emerson Electric Co. and a manufacturer of fixed power supplies, from 1964 to 1989.  After beginning as an Assistant General Manager of ACDC Electronics in 1964, Mr. Kilpatrick was appointed President of the company in 1972.  Mr. Kilpatrick remains active in all aspects of Elgar’s business.

                                                George Sawyer, who is a director of EHI and Elgar, is a Managing Principal of Lehman, and has been affiliated with Lehman for the past eleven years. From 1993 to 1996, Mr. Sawyer served as the President and Chief Executive Officer of Sperry Marine, Inc. Prior to that time, Mr. Sawyer held a number of prominent positions in private industry and in the U.S. government, including serving as the President of John J. McMullen Associates, the President and Chief Operating Officer of TRE Corporation, Executive Vice President of General Dynamics Corporation, the Vice President of International Operations for Bechtel Corporation and the Assistant Secretary of the Navy for Shipbuilding and Logistics under Dr. Lehman. Mr. Sawyer is a director of Blacklight Power, Inc., Racal Instruments, Inc., OAO Technology Solutions, Inc., American Automar, Inc. and Special Devices, Incorporated.  He also serves on the Board of Trustees of Webb Institute and the Mariners’ Museum.

                                                Thomas G. Pownall, who became a director of EHI and Elgar in July 1998, is a member of the investment advisory board of Lehman. Mr. Pownall was Chairman of the Board of Directors of Martin Marietta Corporation from 1983 until 1992 and Chief Executive Officer of Martin Marietta from 1982 until his retirement in 1988.  Mr. Pownall joined Martin Marietta in 1963 as President of its Aerospace Advanced Planning unit, became President of Aerospace Operations and, in succession, Vice President then President and Chief Operating Officer of Martin Marietta. Mr. Pownall is also a director of the Titan Corporation and Special Devices, Incorporated, Director Emeritus of Sundstrand Corporation, and is Chairman Emeritus of the American-Turkish Council.  He is also a director of the U.S. Naval Academy Foundation and the Naval Academy Endowment Trust and a trustee of Salem-Teikyo University.

                                                Oliver C. Boileau, Jr. became a director of EHI and Elgar in December 1998.  He joined Boeing Company in 1953 as a research engineer and progressed through several technical and management positions and was named Vice President in 1968 and then President of Boeing Aerospace in 1973.  In 1980, he joined General Dynamics Corporation as President and a member of the Board of Directors.  He retired in May 1988.  Mr. Boileau joined Northrop Grumman Corporation (“Northrop Grumman”) in December 1989 as President and General Manager of the B-2 Division.  He also served as President and Chief Operating Officer of the Grumman Corporation, a subsidiary of Northrop Grumman, and as a member of the Board of Directors of Northrop Grumman.  Mr. Boileau retired from Northrop Grumman in 1995.  He is an Honorary Fellow of the American Institute of Aeronautics and Astronautics, a fellow of the Royal Aeronautical Society, a Senior Member of the Institute of Electrical and Electronic Engineers, a member of the National Academy of Engineering, the Board of Trustees of St. Louis University, and a Trustee of the University of Wyoming Foundation.  Mr. Boileau is also a director of Special Devices, Incorporated.

                                                Stephen L. Brooks, who is Secretary and a director of EHI and Elgar, is a Vice President of Lehman, having joined Lehman in 1998.  Mr. Brooks’s responsibilities at Lehman include investment sourcing and execution as well as the financial and capital market aspects of portfolio companies’ management.  Prior to joining Lehman, Mr. Brooks was an investment banker with Bowles Hollowell Conner & Co. from 1996 to 1998 where he was a founding member of the firm’s aerospace and defense mergers and acquisition practice.  Mr. Brooks is currently a director of Racal Instruments, Inc.

                                                Joseph A. Stroud, who is a director of EHI and Elgar, has been a member and limited partner of various affiliates of J.F. Lehman & Company since 1992.  In June 2000, Mr. Stroud was appointed as the Chief Financial Officer and Chief Operating Officer of Burke Industries, Inc., charged with guiding Burke through a bankruptcy proceeding, which concluded successfully.  Mr. Stroud held those positions with Burke until 2002.  Mr. Stroud was the Executive Vice President, Chief Financial Officer and Chief Operating Officer of Special Devices, Incorporated from 1998 to 2000, and an Executive Vice President from 2000 to 2001.  Mr. Stroud was the Chief Financial Officer of Sperry Marine, Inc. from 1993 until the company was purchased by Litton Industries, Inc. in 1996.  From 1989 to 1993, Mr. Stroud was Chief Financial Officer of the Accudyne and Kilgore Corporations.  Mr. Stroud is also a director of Burke Industries, Inc. and Special Devices, Incorporated.

                                                William Paul is a director of EHI and Elgar. Mr. Paul began his career with United Technologies Corporation (“UTC”) at its Sikorsky Aircraft division in 1955. Mr. Paul progressed through a succession of several technical and managerial positions while at Sikorsky, including Vice President of Engineering and Programs and Executive Vice President and Chief Operating Officer, and in 1983 was named President and Chief Executive Officer of Sikorsky Aircraft. In 1994, Mr. Paul was appointed as the Executive Vice President of UTC, Chairman of UTC’s international operations and became a member of UTC’s management executive committee. Mr. Paul retired from those positions in 1997. Mr. Paul is a Member of the Board of St. Vincent’s Medical Center and a presidential appointee to the United States Access Board. Mr. Paul is also a director of Special Devices, Incorporated.

                                                Bruce D. Gorchow, who is a director of EHI and Elgar, is a member of the investment advisory board of Lehman. Since 1991, Mr. Gorchow has been Executive Vice President of PPM America, Inc.  In 1999, he became President of PPM America Capital Partners, LLC.  Prior to his position at PPM America, Mr. Gorchow was a Vice President at Equitable Capital Management, Inc. Mr. Gorchow is also a director of Global Imaging Systems, Inc., Leiner Health Products, Inc., Examination Management Services, Inc., Elizabeth Arden Salon and Spa Holdings, Inc. and PPM America, Inc., and is an investment advisor for several investment limited partnerships.

                                                Tig H. Krekel, who is a director of EHI and Elgar, is the former President of Boeing Satellite Systems and former President and Chief Executive Officer of Hughes Space and Communications, the world’s largest manufacturer of commercial communications satellites.  Mr. Krekel also served as a Senior Vice President and member of the Executive Committee of Hughes Electronics Corporation.  Before joining Hughes in 1999, Mr. Krekel was the President and Chief Executive Officer of AlliedSignal’s $3.0 billion Aerospace Equipment Systems group, which served the commercial transport, regional airline, general aviation, military and space markets.  Prior to joining Allied Signal, Mr. Krekel served in senior executive positions at Decair Corporation, an aviation/aerospace holding company, Poloron Products, a diversified manufacturing concern and Jet America, a domestic and international air carrier.  He holds an Airline Transport Pilot’s license and has more than 3,000 hours of flight time in jet and rotary-wing aircraft.  Mr. Krekel spent five years as a Naval Officer holding various assignments including nuclear engineering duty on the aircraft carrier USS Enterprise, and aide in the office of the Chief of Naval Operations at the Pentagon.  Mr. Krekel graduated from the U.S. Naval Academy with a B.S. in Mechanical Engineering and from the U.S. Naval Nuclear Power School as a licensed nuclear engineer.  Additionally, he earned a M.B.A. from the Stanford Graduate School of Business with concentration in finance and international strategic management.  Mr. Krekel is a National Trustee of the Boys and Girls Club of America and a director of Derco Aerospace, Inc. and Racal Instruments, Inc.

Certain Rights of Holders of Redeemable Preferred Stock

                                                Under certain circumstances, the holders of the Series A Redeemable Preferred Stock may have the right to elect a majority of EHI’s directors. See “Certain Relationships and Related Transactions—Shareholders Agreement.”

Committees of the Board of Directors

                                                Audit Committee.  The Audit Committee of the Board of Directors is comprised of Messrs. Boileau (Chairman), Paul, Sawyer, Pownall and Brooks. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the scope and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls.

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

                                                The Executive Committee.  The Executive Committee of the Board of Directors is comprised of Dr. Lehman and Messrs. Glickman (Chairman), Pownall, Sawyer and Budano. This committee has the ability to take action on behalf of the full Board of Directors in certain circumstances.

ITEM 11.                      EXECUTIVE COMPENSATION

                The following summary compensation table sets forth for 2000, 2001 and 2002 the historical compensation for services to the Company of the current and former Chief Executive Officer and the four other most highly compensated executive officers for Fiscal 2002 (collectively, the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(3)	Securities Underlying Options	All Other Compensation ($)(4)
Joseph A. Budano (1) President and Chief Executive Officer, EHI and Elgar	2002	105,878	50,000	—	—
Kenneth R. Kilpatrick (2) Former President and Chief Executive Officer, EHI and Elgar	2002 2001 2000	248,422 234,014 225,930	78,170 — 103,850	— 160,000 160,000	— — —
Normand E. Precourt Vice President-Engineering of Elgar	2002 2001 2000	145,749 145,018 141,777	33,585 — 44,620	— 76,000 76,000	— — —
Samuel A. Lewis Vice President-Sales and Marketing of Elgar	2002 2001 2000	138,244 138,008 134,773	32,081 — 42,460	— 78,000 78,000	— — —
John J. Santospirito Vice President-Operations of Elgar	2002 2001 2000	125,610 125,589 55,317	28,954 — 19,230	— 35,000 35,000	— — —

(1)         Mr. Budano’s employment with the Company began on July 16, 2002.

(2)         Mr. Kilpatrick resigned as the President and Chief Executive Officer of the Company and Elgar effective August 26, 2002.

(3)         Annual bonuses are indicated for the year in which they were earned.  Annual bonuses for any year are generally paid in the following year.  With the exception of Mr. Budano, bonuses granted for 2002 related to consummating the refinancing of Elgar’s prior credit facility with the Ableco Facility.  Mr. Budano’s bonus was in the nature of a signing bonus contained in his employment agreement.

(4)         Perquisites and other personal benefits paid in the periods presented for the Named Executive Officers aggregated less than the lesser of (i) $50,000 and (ii) 10% of the total annual salary and bonus set forth in the columns entitled “Salary” and “Bonus” for each Named Executive Officer and, accordingly, are omitted from the table as permitted by the rules of the Commission.

Options Granted in the Last Fiscal Year

                                                There were no grants of options to the Named Executive Officers in Fiscal 2002.

Aggregate Option Purchases in Last Fiscal Year-End and Fiscal Year End Option Values

                                                The Named Executive Officers did not hold any options at fiscal year-end, as the Company’s stock option plan, and all options grants thereunder, were terminated effective November 15, 2002.

Employment, Severance and Bonus Agreements

                        Kenneth R. Kilpatrick

                                                Effective August 26, 2002, Kenneth R. Kilpatrick resigned as the President and Chief Executive Officer of the Company and Elgar.  In connection therewith, Mr. Kilpatrick entered into a Severance Agreement and General and Special Release with Elgar, dated the same date (the “Severance Agreement”).  In the Severance Agreement, Elgar agreed to continue Mr. Kilpatrick’s salary through December 31, 2002, and to continue his health benefits and automobile allowance through that date as well.  In addition, Elgar agreed to pay Mr. Kilpatrick a bonus of $78,170 relating to the work Mr. Kilpatrick performed in refinancing Elgar’s former credit facility with the Ableco Facility.  The Severance Agreement further provides that Mr. Kilpatrick will remain on the boards of both the Company and Elgar in the capacity of Vice Chairman, and for that service will receive the standard annual retainer paid to non-executive directors of $15,000.  Finally, both Mr. Kilpatrick and Elgar released any claims for previous actions or inactions they might have against the other (including affiliates of Elgar).  Mr. Kilpatrick remains bound by the confidentiality, non-solicitation and non-compete agreements contained in his employment agreement.

                        Joseph Budano — Employment Agreement

                                                Effective July 17, 2002, Joseph Budano entered into an Employment Agreement, dated as of that date, with the Company and Elgar, as amended on April 15, 2003 (the “Budano Agreement”), pursuant to which Mr. Budano currently serves as the President and Chief Executive Officer of the Company and Elgar.  The term of the Budano Agreement is indefinite, although either party may terminate on 30 days’ prior written notice.  Mr. Budano’s annual salary is $250,000, although that may be increased by the Board from time to time.  Mr. Budano received a commencement bonus of $25,000, and an additional bonus of $25,000 when he became President and Chief Executive Officer on August 26, 2002.  Mr. Budano will be eligible to receive annual performance bonuses at the discretion of the Board.  The Company agreed to reimburse Mr. Budano for up to $20,000 of relocation expenses, grossed-up to cover any tax expense Mr. Budano realizes as the result of such reimbursement.

                                                If the Company terminates the Budano Agreement without cause, or Mr. Budano terminates for good reason, Mr. Budano will be entitled to the continuation of salary and benefits for a period of 12 months thereafter.  If, however, Mr. Budano is terminated within 12 months following a change of control, as defined, then the terms of Mr. Budano’s severance compensation will be as described below.  A change of control will not be deemed to occur in connection with any transaction in which the holders of the Company’s debt securities exchange those securities for consideration involving the Company’s equity securities.

                                                If the Company terminates the Budano Agreement without cause within 12 months after a change of control, and the change of control occurs (i) on or before July 17, 2003, Mr. Budano will be entitled to the continuation of salary and benefits for a period of six months following his termination, (ii) after July 17, 2003 but on or before July 17, 2004, Mr. Budano will be entitled to the continuation of salary and benefits for a period of nine months following his termination or (iii) after July 17, 2004, Mr. Budano will be entitled to the continuation of salary and benefits for a period of 12 months following his termination.

                                                Mr. Budano has agreed to non-solicit and non-compete provisions that survive for a year after termination of the agreement, and to standard confidentiality obligations.

                        Joseph Budano — Bonus Agreement

                                                In March 2003, the Company entered into a bonus agreement with Mr. Budano that would provide for the payment to him of $135,000 if the Company’s obligations under its $90 million of Senior Notes are restructured as contemplated by the Exchange Agreement.  In order for Mr. Budano to receive this payment, which is payable ratably over six months, the restructuring must be completed on or prior to August 2, 2003.

                        John P. Mei — Employment Agreement

                                                On December 30, 2002, but effective September 16, 2002, John P. Mei entered into an Employment Agreement with the Company and Elgar, as amended on April 15, 2003 (the “Mei Agreement”), pursuant to which Mr. Mei currently serves as the Chief Financial Officer of the Company and Elgar.  Mr. Mei replaced our former Chief Financial Officer, Christopher Kelford, who resigned from that position in June 2002 to take a similar position with another employer.  The term of the Mei Agreement is indefinite, although either party may terminate on 30 days’ prior written notice.  Mr. Mei’s annual salary is $140,000, although that may be increased by the Board from time to time.  Mr. Mei received a commencement bonus of $10,000, and he will be eligible to receive annual performance bonuses at the discretion of the Board.  The Company agreed to reimburse Mr. Mei for certain prescribed relocation expenses, grossed-up to cover any tax expense Mr. Mei realizes as the result of such reimbursement.  In Fiscal 2002, those relocation expenses paid or reimbursed on behalf of Mr. Mei, as grossed up, amounted to $14,208.  If, prior to September 16, 2003, the Company terminates the Mei Agreement for cause or Mr. Mei terminates without good reason, Mr. Mei will be obligated to reimburse the Company for a pro rata portion of such relocation expenses, based on the number of days employed by the Company divided by 365.

                                                In addition, the Company has agreed to extend a $60,000 relocation loan to Mr. Mei within seven days of the date on which he closes on the purchase of a home in the San Diego area.  Mr. Mei has yet to borrow these funds.  This loan will accrue interest at an annual rate of 7%.  One third of the principal amount, or $20,000, shall be forgiven if Mr. Mei remains employed with the Company on September 16, 2003.  One half of the remaining principal amount, or $20,000, shall be forgiven if Mr. Mei remains employed with the Company on September 16, 2004.  If Mr. Mei remains employed with the Company on September 16, 2005, the remainder of the principal amount and all accrued interest on the loan shall be forgiven.  If, on the other hand, prior to September 16, 2005, the Company terminates the Mei Agreement for cause or Mr. Mei terminates without good reason, then Mr. Mei shall promptly repay in full all outstanding principal and accrued interest on the loan.  If, prior to September 16, 2005, the Company terminates the Mei Agreement other than for cause or Mr. Mei terminates for good reason, then, as of the date of termination, the outstanding principal balance and accrued interest thereon shall be forgiven.

                                                If the Company terminates the Mei Agreement without cause, or Mr. Mei terminates for good reason, Mr. Mei will be entitled to the continuation of salary and benefits for a period of 12 months thereafter.

                                                Mr. Mei has agreed to non-solicit and non-compete provisions that survive for a year after termination of the agreement, and to standard confidentiality obligations.

                        John Mei — Bonus Agreement

                                                In March 2003, the Company entered into a bonus agreement with Mr. Mei that would provide for the payment to him of $40,000 if the Company’s obligations under its $90 million of Senior Notes are restructured as contemplated by the Exchange Agreement.  In order for Mr. Mei to receive this payment, which is payable ratably over six months, the restructuring must be completed on or prior to August 2, 2003.

Stock Option Plan

                                                As of December 28, 2002, the stock option plan has been cancelled.  Each former holder of options under the plan agreed to the termination of their option grant.  The Company intends to implement a new management incentive plan for the benefit of its key employees at some time in the near future.

401(k) Plan

                                                We maintain a defined contribution 401(k) plan that covers all of our full-time employees.  The employees become eligible to participate in the 401(k) plan at the beginning of the first quarter after hire.  Participants may elect to contribute up to 15% of their compensation to this plan, subject to Internal Revenue Service limits.  We currently match 40% of the first 6% of compensation contributed.

Compensation of Directors

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

Name of Individual or Entity(1)	Number of Shares(2)	Percentage of Shares Outstanding(3)
JFL-EEC LLC(4)	3,802,800	82.6%
John F. Lehman(5)	3,802,800	82.6
Donald Glickman(5)	3,802,800	82.6
George Sawyer(5)	3,802,800	82.6
Stephen L. Brooks(5)	3,802,800	82.6
Joseph Stroud(5)	3,802,800	82.6
Thomas G. Pownall(6)	—	—
Oliver C. Boileau, Jr.(7)	—	—
William Paul(8)	—	—
Bruce D. Gorchow(9)	—	—
Tig H. Krekel(10)	—	—
Joseph Budano	—	—
Kenneth R. Kilpatrick	120,000	2.6
Samuel A. Lewis	80,000	1.7
Normand E. Precourt	50,000	1.1
John J. Santospirito	—	—
Jackson National Life Insurance Company(11)	557,500	10.8
All directors and executive officers as a group (18 persons)	4,152,800	90.2

*                       Less than 1%

(1)                The address of JFL-EEC and Messrs. Lehman, Glickman, Sawyer, Brooks and Stroud is 2001 Jefferson Davis Highway, Suite 607, Arlington, Virginia 22202.  The address of Mr. Pownall is 1800 K Street, N.W., Suite 724, Washington, D.C. 20006.  The address of Mr. Boileau is 202 North Brentwood Boulevard, Apt. 3A, St. Louis, Missouri 63105.  The address of Mr. Paul is 21 Springwood Drive, Trumbull, Connecticut 06611.  The address of Mr. Gorchow and Jackson National Life Insurance Company (“Jackson National”) is 225 West Wacker Drive, Suite 1200, Chicago, Illinois 60606.  The address of Mr. Krekel is 2 Via Pergela, Rancho Palos Verdes, California 90275.

(2)                As used in this table, beneficial ownership means the sole or shared power to vote, or to direct the voting of a security, or the sole or shared power to dispose, or direct the disposition of, a security.

(3)                Computed based upon the total number of shares of Common Stock outstanding on March 1, 2003 (4,602,433) and the number of shares of Common Stock underlying options or warrants held by that person exercisable within 60 days of March 1, 2003.  In accordance with Rule 13(d)-3 of the Exchange Act, any Common Stock that will not be outstanding within 60 days of March 1, 2003 that is subject to options or warrants exercisable within 60 days of March 1, 2003 is deemed to be outstanding for the purpose of computing the percentage of outstanding shares of the Common Stock owned by the person holding such options or warrants, but is not deemed to be outstanding for the purpose of computing the percentage of outstanding shares of the Common Stock owned by any other person.

(4)                JFL-EEC LLC is a Delaware limited liability company that is an affiliate of J.F. Lehman & Company.  Through JFL-EEC, J.F. Lehman Equity Investors I, L.P. (“JFLEI”), also an affiliate of J.F. Lehman & Company, beneficially owns 71.7% of the Common Stock.  Each of Messrs. Lehman, Glickman, Sawyer, Brooks and Stroud, either directly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control JFL-EEC, J.F. Lehman and JFLEI.  J.F. Lehman and JFLEI may be deemed to control the voting and disposition of the shares of the Common Stock owned by JFL-EEC. Accordingly, for certain purposes, Messrs. Lehman, Glickman, Sawyer, Brooks and Stroud may be deemed to be beneficial owners of the shares of Common Stock owned by JFL-EEC.

(5)                Includes the shares beneficially owned by JFL-EEC, of which Messrs. Lehman, Glickman, Sawyer, Brooks and Stroud are affiliates.

(6)                Mr. Pownall is a member of a limited partner of JFLEI and is on the investment advisory board of J.F. Lehman.

(7)                Mr. Boileau is a member of a limited partner of JFLEI.

(8)                Mr. Paul is a member of a limited partner of JFLEI.

(9)                Mr. Gorchow is on the investment advisory board of J.F. Lehman and is President of PPM AmericaCapital Partners, the agent for Jackson National.

(10)          Mr. Krekel is a member of a limited partner of JFLEI.

(11)          All shares are obtainable upon the exercise of warrants with an exercise price of $2.50 per share, which are immediately exercisable.  Some of the warrants are held by affiliates of Jackson National, which is a non-controlling member of JFL-EEC.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreement; Contributed Management Services

                                                In February 1998, the Company entered into a management agreement with J.F. Lehman & Company, an affiliate of the Company’s principal stockholder (the “Management Agreement”).  Under the terms of the Management Agreement, the Company was obligated to pay Lehman a $500,000 annual management fee in advance on a semi-annual basis.  In September 1998, the Company and Lehman amended the Management Agreement and concurrently entered into a management services agreement with Lehman, the combined effect of which was to further delineate the management services to be provided by Lehman and to reduce the term of the Management Agreement from ten years to five years.  The Management Agreement terminated on February 3, 2003.

                                                Under the Company’s old credit facility with Deutsche Bank, the Company was precluded from paying management fees to Lehman during recent periods when Deutsche Bank had waived events of default, although Lehman continued to provide management services to the Company during such times.  Under the Ableco Facility, the Company was prohibited from paying management fees to Lehman, although Lehman continued to provide those management services to the Company.  Beginning December 30, 2001, the Company recorded the contributed management services as an expense and a corresponding capital contribution.  The total amount of expense and additional paid-in capital recorded for these services during Fiscal 2002 was $500,000.

                                                During Fiscal 2002, the Company reimbursed Lehman $217,000 for expenses Lehman incurred in connection with replacing the old credit facility with the Ableco Facility.  Such amount was capitalized and is included in deferred financing fees.  In addition, the Company reimbursed Lehman $109,000 for fees and expenses Lehman incurred to a third party executive search firm in connection with the hiring of Joseph Budano.

Shareholder Agreement

                                                The holders of the Company’s common stock and warrants to purchase common stock are party to a Shareholder Agreement, dated as of February 3, 1998, as amended (the “Shareholder Agreement”), the principal terms of which are summarized below:

                                                Certain Voting Rights.  Pursuant to the Shareholder Agreement, so long as Jackson National holds in the aggregate warrants and shares obtained upon exercise of the warrants representing at least 75% of the warrants initially issued to it, Jackson National shall have the right to designate one director.  Subject to the rights of the holders of the Series A 10% Cumulative Redeemable Preferred Stock (the “Redeemable Preferred Stock”) to elect directors upon the occurrence of certain events pursuant to the certificate of designations governing the Redeemable Preferred Stock, JFL-EEC is entitled to designate all directors of the Company not designated by Jackson National.

                                                Restrictions on Transfer.  The shares of the common stock held by each of the parties to the Shareholder Agreement, and certain of their transferees, are subject to restrictions on transfer.  Shares of common stock may be transferred only to certain related transferees, including, (i) in the case of individual shareholders, family members or their legal representatives or guardians, heirs and legatees and trusts, partnerships and corporations the sole beneficiaries, partners or shareholders, as the case may be, of which are family members, (ii) in the case of partnership or limited liability company shareholders, the partners or members of such partnership or limited liability company, as the case may be, (iii) in the case of corporate shareholders, affiliates of such corporation and (iv) transferees of shares sold in transactions complying with the applicable provisions of the Right of First Offer or the Tag-Along or Drag-Along Rights (as each term is defined below).

                                                Rights of First Offer.  If any shareholder desires to transfer any shares of the common stock or warrants (other than pursuant to certain permitted transfers), all other shareholders have a right of first offer (the “Right of First Offer”) to purchase the shares or warrants (the “Subject Shares”) upon such terms and subject to such conditions as are set forth in a notice (a “First Offer Notice”) sent by the selling shareholder to such other shareholders.  If the shareholders elect to exercise their Rights of First Offer with respect to less than all of the Subject Shares, the Company has a right to purchase all of the Subject Shares that the shareholders have not elected to purchase.  If the shareholders receiving the First Offer Notice and the Company wish to exercise their respective rights of first offer with respect to less than all of the Subject Shares, the selling shareholder may solicit offers to purchase all (but not less than all) of the Subject Shares upon such terms and subject to such conditions as are, in the aggregate, no less favorable to the selling shareholder than those set forth in the First Offer Notice.

                                                Tag-Along Rights.  The Shareholder Agreement provides that, if the shareholder and the Company fail to exercise their respective rights of first refusal with respect to all of the Subject Shares, the shareholders have the right to “tag along” (the “Tag-Along Right”) upon the sale of the common stock by certain shareholders pursuant to a third-party offer.

                                                Drag-Along Rights.  The Shareholder Agreement provides that, subject to certain conditions, if one or more shareholders holding a majority of the common stock (the “Majority Shareholders”) propose to sell all of the common stock owned by the Majority Shareholders, the Majority Shareholders have the right (the “Drag-Along Right”) to compel the other shareholders to sell all of the shares of common stock held by such other shareholders upon the same terms and subject to the same conditions as the terms and conditions applicable to the sale by the Majority Shareholders.

                                                Subscription Offer With Respect to Primary Issuances.  The Shareholder Agreement provides that subject to certain exceptions, the Company is not permitted to issue equity securities, or securities convertible into equity securities, to any person unless the Company has offered to issue to each of the other shareholders, on a pro rata basis, an opportunity to purchase such securities on the same terms, including price, and subject to the same conditions as those applicable to such person.

                                                Registered Offerings.  The shares of common stock may be transferred in a bona fide public offering for cash pursuant to an effective registration statement (a “Registered Offering”) without compliance with the provisions of the Shareholder Agreement related to the Right of First Offer or the Tag-Along or Drag-Along Rights.

                                                Term.  The term of the Shareholder Agreement is 10 years from the Closing Date, subject to earlier termination under certain conditions and upon certain events.

Shareholder Registration Rights Agreement

                                                Pursuant to the terms of the Shareholders Registration Rights Agreement, dated as of February 3, 1998, among the Company and the holders of its common stock, JFL-EEC and certain other shareholders are entitled to one “demand” and unlimited piggyback registration rights, subject to additional customary rights and limitations.

Registration Rights for Warrantholders

                                                The holders of the shares issuable upon exercise of the warrants are entitled to one “demand” registration right at any time on or after the later of (i) February 3, 2003 and (ii) the 181st day after completion of the Company ‘s initial public offering of its common stock, subject to additional customary rights and limitations.  In addition, holders of the shares issuable upon exercise of the warrants are entitled to unlimited “piggyback” registration rights after the date of the Company ‘s initial public offering of its common stock, subject to customary rights and limitations.

Indemnification of Officers and Directors

                                                The Company ‘s Certificate of Incorporation contains provisions eliminating the personal liability of directors for monetary damages for breaches of their duty of care, except in certain prescribed circumstances.  The Company ‘s Bylaws also provide that directors and officers will be indemnified to the fullest extent authorized by Delaware law, as it now stands or may in the future be amended, against all expenses and liabilities reasonably incurred in connection with service for or on behalf of the Company.  The Company ‘s Bylaws provide that the rights of directors and officers to indemnification is not exclusive of any other right now possessed or hereinafter acquired under any statute, agreement or otherwise.

Racal Instruments

                                                Racal Instruments (“Racal”), a customer of the Company, was acquired on November 2, 2001 by a group of investors that includes affiliates of J.F. Lehman Equity Investors I, L.P. (“JFLEI”).  In addition, certain members of the Company’s board of directors are also members of Racal’s board of directors.  As a result, Racal is considered a related party.  Sales by the Company to Racal were approximately $1,984,000 and $530,000 during Fiscal 2001 and Fiscal 2002, respectively.

PART IV

ITEM 14.                      CONTROLS AND PROCEDURES

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

ITEM 15.                      EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)                    Consolidated Financial Statements:

                                                The following consolidated financial statements of the Company are included in response to Item 8 of this report.

(a)(2) Consolidated Financial Statement Schedules:

Schedule II-Valuation and Qualifying Accounts

                                                Schedules other than the one listed above have been omitted since they are either not required, not applicable or the information is otherwise included.

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

10.2	Investment Agreement, dated as of February 3, 1998, between the Company and Series A preferred shareholders(1)

10.3	Shareholders Agreement, dated as of February 3, 1998, between the Company and the shareholders(1)

10.4	Shareholders Registration Rights Agreement, dated as of February 3, 1998, between the Company and the shareholders(1)

10.5	Warrantholders’ Registration Rights Agreement, dated as of February 3, 1998, between the Company and the warrantholders(1)

10.6	Management Agreement, dated as of February 3, 1998, among the Company, Elgar Electronics Corporation and J. F. Lehman & Company(1)

10.7	Amendment No. 1 to Management Agreement, entered into on September 15, 1998, effective as of February 3, 1998, among the Company, Elgar Electronics Corporation and J. F. Lehman & Company(3)

10.8	Management Services Agreement, entered into on September 15, 1998, effective as of February 3, 1998, among the Company, Elgar Electronics Corporation and J.F. Lehman & Company(3)

10.9	Employment Agreement, dated as of February 3, 1998, between Elgar Electronics Corporation and Kenneth R. Kilpatrick(1)

10.10	Form of Employment Agreement entered into between Elgar Electronics Corporation and certain of its executive officers (other than Kenneth R. Kilpatrick) on February 3, 1998(1)

10.11	Lease Agreement, dated February 1, 1984, between the Company and Carroll Park Ridge, for the Company’s principal facilities(1)

10.12	First Amendment to Lease, dated November 5, 1992, between RREEF WEST-IV and the Company(1)

10.13	Second Amendment to Lease, dated February 12, 1998, between The Irvine Company and the Company(1)

10.14	Third Amendment to Lease, dated July 2, 1998, between The Irvine Company and the Company(4)

10.15	Severance Agreement and General and Special Release, dated as of August 26, 2002, between Elgar Electronics Corporation and Kenneth R. Kilpatrick(5)

10.16	Employment Agreement, dated as of July 17, 2002, among Elgar Holdings, Inc., Elgar Electronics Corporation and Joseph Budano(5)

10.17	Employment Agreement, dated as of December 30, 2002 but effective as of September 16, 2002, among Elgar Holdings, Inc., Elgar Electronics Corporation and John P. Mei

10.18

Financing Agreement, dated as of June 26, 2002, by and among Elgar Holdings, Inc., Elgar Electronics Corporation, the financial institutions party thereto, Ableco Finance LLC, as administrative agent and Ableco Finance LLC, as collateral agent(6)

10.19	Security Agreement, dated as of June 26, 2002, by and among Elgar Electronics Corporation, Elgar Holdings, Inc. and Ableco Finance LLC(7)

10.20	Patent Security Agreement, dated as of June 26, 2002, by and between Elgar Electronics Corporation and Ableco Finance LLC(7)

10.21	Trademark Security Agreement, dated as of June 26, 2002, by and between Elgar Electronics Corporation and Ableco Finance LLC(7)

10.22	Stock Pledge Agreement, dated as of June 26, 2002, by and among Elgar Holdings, Inc., Elgar Electronics Corporation and Ableco Finance LLC(7)

10.23	Intercompany Subordination Agreement, dated as of June 26, 2002, by and among Elgar Holdings, Inc., Elgar Electronics Corporation and Ableco Finance LLC(7)

10.24	Capital Call Agreement, dated as of June 26, 2002, by and among J.F. Lehman Equity Investors I, L.P., Ableco Finance LLC, as collateral agent and Ableco Finance LLC, as administrative agent(7)

12.1	Statement re: Computation of Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends

21.1	Subsidiaries of the Company

(1)         Incorporated by reference to the registrant’s Registration Statement on Form S-4, File No. 333-557797, as filed with the Securities and Exchange Commission on June 2, 1998, as amended on July 14, 1998, July 23, 1998 and July 29, 1998.

(2)         Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended April 3, 1999, as filed with the Securities and Exchange Commission on May 18, 1999.

(3)         Incorporated by reference to the Transition Report on Form 10-K for the nine-month transitional period ended January 2, 1999, as filed with the Securities and Exchange Commission on June 22, 1999.

(4)         Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 27, 1998, as filed with the Securities and Exchange Commission on September 11, 1998.

(5)         Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 28, 2002, as filed with the Securities and Exchange Commission on November 12, 2002.

(6)         Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2002.

(7)         Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 29, 2002, as filed with the Securities and Exchange Commission on August 19, 2002.

                                                No annual report or proxy material covering our last fiscal year has been or will be sent to security holders of the Company.

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors of

Elgar Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Elgar Holdings, Inc. and subsidiary (the “Company”) as of December 28, 2002, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended.  Our audit also included the 2002 financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the 2002 financial statements and financial statement schedule based on our audit.  The financial statements and financial statement schedules as of December 29, 2001, and for the years ended December 30, 2000 and December 29, 2001, before the inclusion of the additional disclosures discussed in Note 3 to the financial statements, were audited by other auditors who have ceased operations.  Those auditors expressed an unqualified opinion on those financial statements and stated that such 2000 and 2001 financial statement schedules, when considered in relation to the 2000 and 2001 basic financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein, in their report dated February 22, 2002, which included an explanatory paragraph relating to the Company’s ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements present fairly, in all material respects, the financial position of Elgar Holdings, Inc. and subsidiary as of December 28, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the 2002 financial statement schedule, when considered in relation to the 2002 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the financial statements, the Company changed its method of accounting for goodwill as of December 30, 2001 to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”).

As discussed above, the financial statements of the Company as of December 29, 2001, and for the years ended December 30, 2000 and December 29, 2001, were audited by other auditors who have ceased operations.  As described in Note 3 to the financial statements, these financial statements have been revised to include the transitional disclosures required by SFAS No. 142, which was adopted by the Company as of December 30, 2001.  Our audit procedures with respect to the disclosures in Note 3 to the financial statements with respect to 2000 and 2001 included i) agreeing the previously reported net loss to the previously issued financial statements and agreeing the adjustment to reported net loss, representing amortization expense recognized in those years related to goodwill that is no longer being amortized as a result of initially applying SFAS No. 142, to the Company’s underlying records obtained from management, and ii) proving the mathematical accuracy of the reconciliation of adjusted net loss to reported net loss.  In our opinion, the disclosures for 2000 and 2001 are appropriate.  However, we were not engaged to audit, review, or apply any procedures to the 2000 or 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2000 or 2001 financial statements taken as a whole.

/s/ Deloitte & Touche LLP

San Diego, California

April 17, 2003

                                                The following report is a copy of a report previously issued by Arthur Andersen LLP (“Andersen”), which report has not been reissued by Andersen.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Elgar Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of ELGAR HOLDINGS, INC. (a Delaware corporation) and subsidiaries (the “Company”) as of December 30, 2000 and December 29, 2001, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended January 1, 2000, December 30, 2000 and December 29, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered losses from operations and expects that losses may continue in 2002.  In addition, certain of the Company’s debt is due on June 28, 2002, and the existing cash balances at December 29, 2001 plus management’s forecast operating cash flows for Fiscal 2002 are not expected to be sufficient to pay off the debt when it comes due.  Therefore, the Company will be required to restructure or obtain additional sources of funding to replace the existing debt and provide sufficient operating cash flow for the remainder of Fiscal 2002.  There can be no assurances that the Company will be successful in restructuring or securing such additional financing.  If it should be unsuccessful, substantial doubt exists regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole.  Schedule II-Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commission’s rules, and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP

San Diego, California

February 22, 2002

ELGAR HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 29, 2001	December 28, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,063	$1,697
Accounts receivable, net of allowance for doubtful accounts of $204 and $163, respectively	6,942	7,330
Inventories	9,580	6,627
Prepaids and other	325	269
Total current assets	18,910	15,923

PROPERTY, PLANT AND EQUIPMENT, net	2,674	2,300
GOODWILL, net of accumulated amortization of $11,419	24,381	24,381
OTHER ASSETS, net of accumulated amortization of $2,994 and $2,955, respectively	3,697	4,810
	$49,662	$47,414

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$2,576	$1,432
Accrued liabilities	10,237	12,317
Line of credit	5,015	—
Current portion of long-term debt	8,783	—
Total current liabilities	26,611	13,749

LONG-TERM DEBT, net of current portion	90,000	110,000
Total liabilities	116,611	123,749
COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)

SERIES A 10% CUMULATIVE REDEEMABLE PREFERRED STOCK, no par value, 20,000 shares authorized; 13,449 shares issued and outstanding	12,405	12,572

STOCKHOLDERS’ DEFICIT:
Series B 6% cumulative convertible preferred stock, no par value, 5,000 shares authorized, issued and outstanding	5,000	5,000
Series C 6% cumulative convertible preferred stock, no par value, 4,000 shares authorized, issued and outstanding	4,000	4,000
Common stock, $.01 par value, 15,000,000 shares authorized, 4,602,433 shares issued and outstanding	46	46
Additional paid-in capital	(68,567)	(68,067)
Accumulated deficit	(19,833)	(29,886)
Total stockholders’ deficit	(79,354)	(88,907)
	$49,662	$47,414

The accompanying notes are an integral part of these consolidated financial statements.

ELGAR HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Year Ended December 30, 2000	Year Ended December 29, 2001	Year Ended December 28, 2002
Net sales	$65,786	$58,696	$48,355
Cost of sales	38,152	36,443	28,999
Gross profit	27,634	22,253	19,356
Selling, general and administrative expenses	11,337	11,741	9,943
Research, development and engineering expenses	6,675	6,170	4,793
Amortization of goodwill and non-compete agreements	2,435	2,435	48
Operating income	7,187	1,907	4,572
Interest expense	10,544	10,642	11,980
Loss before income taxes	(3,357)	(8,735)	(7,408)
Provision for income taxes	70	1,449	—
Net loss	$(3,427)	$(10,184)	$(7,408)

The accompanying notes are an integral part of these consolidated financial statements.

ELGAR HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(dollars in thousands)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock
	No. of Shares	Dollar Amount	No. of Shares	Dollar Amount	No. of Shares	Dollar Amount	Additional Paid— In Capital	Accumulated Deficit	Total
BALANCE, January 1, 2000	5,000	$5,000	4,000	$4,000	4,600,000	$46	$(68,581)	$(2,040)	$(61,575)
Exercise of stock options	—	—	—	—	1,533	—	9	—	9
Series A preferred stock dividend-in-kind	—	—	—	—	—	—	—	(1,252)	(1,252)
Series B preferred stock dividend accrual	—	—	—	—	—	—	—	(335)	(335)
Series C preferred stock dividend accrual	—	—	—	—	—	—	—	(255)	(255)
Accretion of discount on Series A preferred stock	—	—	—	—	—	—	—	(167)	(167)
Net loss	—	—	—	—	—	—	—	(3,427)	(3,427)

BALANCE, December 30, 2000	5,000	5,000	4,000	4,000	4,601,533	46	(68,572)	(7,476)	(67,002)
Exercise of stock options	—	—	—	—	900	—	5	—	5
Series A preferred stock dividend-in-kind	—	—	—	—	—	—	—	(113)	(113)
Series A preferred stock dividend accrual	—	—	—	—	—	—	—	(1,268)	(1,268)
Series B preferred stock dividend accrual	—	—	—	—	—	—	—	(355)	(355)
Series C preferred stock dividend accrual	—	—	—	—	—	—	—	(271)	(271)
Accretion of discount on Series A preferred stock	—	—	—	—	—	—	—	(166)	(166)
Net loss	—	—	—	—	—	—	—	(10,184)	(10,184)

BALANCE, December 29, 2001	5,000	5,000	4,000	4,000	4,602,433	46	(68,567)	(19,833)	(79,354)
Contributed management services	—	—	—	—	—	—	500	—	500
Series A preferred stock dividend accrual	—	—	—	—	—	—	—	(1,814)	(1,814)
Series B preferred stock dividend accrual	—	—	—	—	—	—	—	(377)	(377)
Series C preferred stock dividend accrual	—	—	—	—	—	—	—	(287)	(287)
Accretion of discount on Series A preferred stock	—	—	—	—	—	—	—	(167)	(167)
Net loss	—	—	—	—	—	—	—	(7,408)	(7,408)
BALANCE, December 28, 2002	5,000	$5,000	4,000	$4,000	4,602,433	$46	$(68,067)	$(29,886)	$(88,907)

The accompanying notes are an integral part of these consolidated financial statements.

ELGAR HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 30, 2000	Year Ended December 29, 2001	Year Ended December 28, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,427)	$(10,184)	$(7,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of goodwill	2,387	2,387	—
Amortization of deferred financing costs and non-compete agreements	780	782	1,547
Depreciation and amortization of property, plant and equipment	901	896	810
Loss (gain) on sale of property, plant and equipment	4	205	(5)
Contributed management services	—	—	500
Provision for deferred income taxes	—	1,449	—
Changes in operating assets and liabilities:
Accounts receivable	(2,999)	3,310	(388)
Inventories	(3,077)	1,120	2,953
Prepaids and other assets	560	99	56
Accounts payable	1,631	(803)	(1,144)
Accrued liabilities	603	(467)	(398)
Net cash used in operating activities	(2,637)	(1,206)	(3,477)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,254)	(1,093)	(437)
Proceeds from sales of property, plant and equipment	2	8	6
Net cash used in investing activities	(1,252)	(1,085)	(431)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	9	5	—
Proceeds from borrowings	—	5,000	22,000
Repayments of borrowings	(375)	(875)	(15,798)
Deferred financing costs	—	—	(2,660)
Net cash provided by (used in) financing activities	(366)	4,130	3,542
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,255)	1,839	(366)
CASH AND CASH EQUIVALENTS, beginning of year	4,479	224	2,063
CASH AND CASH EQUIVALENTS, end of year	$224	$2,063	$1,697
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$9,843	$9,674	$10,378

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Series A preferred stock dividend-in-kind	$1,252	$113	$—
Series A, B and C preferred stock dividend accrual	590	1,894	2,478
Accretion of discount on Series A preferred stock	167	166	167

The accompanying notes are an integral part of these consolidated financial statements.

ELGAR HOLDINGS, INC. AND SUBSIDIARY

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

                                                In April 1996, the Company acquired all of the outstanding common stock of Elgar (the “Acquisition”). The Acquisition was accounted for as a purchase and, accordingly, the purchase price of $33 million was allocated to the assets acquired and liabilities assumed at their fair values. The excess of purchase price over the net assets acquired of approximately $19.7 million was recorded as goodwill.  The acquisition was funded with $14 million in cash and the proceeds from $19 million in term debt, which was paid off in connection with the Recapitalization (as defined below).

                                                In January 1998, the Company entered into an Agreement and Plan of Merger (the “Recapitalization Agreement”) pursuant to which the Company was recapitalized on February 3, 1998 (the “Recapitalization”). Pursuant to the Recapitalization Agreement, all shares of the predecessor company’s then-existing common stock, other than those retained by certain members of management and certain other stockholders (the “Continuing Stockholders”), were converted into the right to receive cash based upon a formula.  The Continuing Stockholders agreed to retain approximately 15% of the common equity of the Company. In order to finance the Recapitalization, the Company (i) issued $90 million of senior notes in a debt offering, (ii) received $19 million in cash from JFLEI for common stock and (iii) received $10 million in cash for the issuance of redeemable preferred stock.

                                                In May 1998, Elgar acquired all issued and outstanding shares of capital stock of Power Ten for $17.8 million in cash.  The acquisition has been accounted for as a purchase.  In connection with the acquisition, Elgar entered into non-compete agreements with the two former stockholders of Power Ten.  At closing, Elgar paid each former stockholder $120,000 as consideration for their agreement not to compete.  The acquisition was financed by the issuance of 5,000 shares of Series B convertible preferred stock for $5 million in cash and borrowings of $15 million under a former credit facility.  In connection with the Power Ten acquisition, Elgar recorded approximately $16.1 million of goodwill (representing the excess of purchase price over the net assets acquired).

2.  Liquidity and Capital Resources

                        For the Fiscal Year Ended December 29, 2001

                                                The Company’s financial statements for the year ended December 29, 2001 (“Fiscal 2001”) were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the Company’s financial statements during the years ended December 30, 2000 and December 29, 2001, the Company incurred losses of $3.4 million, and $10.2 million, respectively.  The Company expected to continue to incur losses during the year ended December 28, 2002 (“Fiscal 2002”).

                                                As of December 29, 2001, the Company believed that its cash balances were sufficient to pay ongoing cash expenses only until approximately the end of the second quarter of Fiscal 2002, and would not be sufficient to repay the amounts outstanding under the Company’s old credit facility due on June 28, 2002.  The Company had been notified by Bankers Trust, the lender under the old credit facility, of its desire to have the full amount of the outstanding loans under the old credit facility, plus accrued but unpaid interest, repaid on June 28, 2002.  The Company expected to generate positive cash flows from operations by the end of Fiscal 2002.  However, given the Company’s cash balances at the end of Fiscal

2001, expected cash requirements for the old credit facility repayment on June 28, 2002, the interest payment on Senior Notes due August 1, 2002 and ongoing operations after the second quarter, the Company believed it would be necessary for it to raise additional funds before the end of the second quarter of Fiscal 2002 in order for the Company to continue its operations.  Management pursued alternative financing sources subsequent to December 29, 2001.

                                                Due to the uncertainty as of December 29, 2001 of securing alternative financing sources, substantial doubt existed as to the Company’s ability to continue as a going concern.  The financial statements did not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary had the Company been unable to continue as a going concern.  The Company’s continuation as a going concern was also dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability.

                        For the Fiscal Year Ended December 28, 2002

                                                As more fully described in Note 6, on June 26, 2002 the Company obtained alternative financing through Ableco Finance, LLC (“Ableco”).  Throughout Fiscal 2002, using a combination of operating cash flows and funds available under its revolving credit facility with Ableco, the Company was able to generate sufficient cash flows to meet its obligations as they were due, including interest payments on the Senior Notes.

                        Events Subsequent to the Fiscal Year Ended December 28, 2002

                                    Exchange Agreement

                                                On April 16, 2003, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with J.F. Lehman Equity Investors I, L.P. (“JFL”), Jackson National Life Insurance Company, Old Hickory Fund I, L.L.C., Indosuez Electronics Partners (collectively, the “Consenting Stockholders”) and OCM/GFI Power Opportunities Fund, L.P. and OCM Principal Opportunities Fund II, L.P. (collectively, the “Oaktree Entities”), in their capacity as holders, directly or indirectly, of 73% of the Company’s outstanding Senior Notes.  The Exchange Agreement requires the Company to make an exchange offer and consent solicitation to the holders of its $90,000,000 of 9-7/8% Senior Notes, asking such holders to exchange their Senior Notes for an aggregate of (i) $60,000,000 of 9% senior notes due February 1, 2008 (the “New Notes”), (ii) $30,000,000 in stated liquidation value of Series D 10.5% senior cumulative redeemable preferred stock due February 1, 2008 (the “New Preferred Stock”) and (iii) 750,000 shares of new common stock, representing, without giving effect to the transactions described in the immediately succeeding paragraph, 75% of the Company’s common stock to be outstanding upon completion of the restructuring transactions.  The Exchange Agreement contemplates that the exchange offer may offer the holders of Senior Notes (other than the Oaktree Entities, JFL or any of their affiliates) the option to have their Senior Notes repurchased by the Company, for an amount of cash to be determined, rather than exchanged for the basket of securities described above.  The Company currently contemplates that the exchange offer will commence on or about May 15, 2003, although that is subject to change.

                                                In addition, the Exchange Agreement requires JFL to make an additional investment in the Company of not less than $4,800,000 in exchange for which it would receive, upon completion of the restructuring, $6,400,000 of New Notes, $3,200,000 in stated liquidation value of additional New Preferred Stock and 80,000 shares of new common stock (to the extent JFL increases its investment in the Company, which it is permitted to do up to $6,000,000, the amount of securities it would obtain upon completion of the restructuring would increase proportionately).  Until the restructuring occurs, JFL’s $4,800,000 investment will be used as collateral for the Bridge Notes discussed below.

                As provided in the Exchange Agreement, in connection with the exchange offer, the Company will solicit consents from tendering noteholders to approve (i) certain modifications to the existing indenture for the Senior Notes that will remove from the indenture many of the protections for holders of the Senior Notes and (ii) a prepackaged bankruptcy of the Company in the event the exchange offer is not consummated, which prepackaged bankruptcy would seek to replicate the successful completion of the restructuring as described in the Exchange Agreement to the greatest degree possible, except with respect to the possible cash repurchase of Senior Notes by the Company, which is not contemplated as part of the prepackaged bankruptcy plan, and subject to such changes as may be required under applicable bankruptcy laws in order to make the plan of reorganization thereunder confirmable.

                                                Upon issuance of the New Notes, New Preferred Stock and common stock as described above, through an amendment to the Company’s charter to be effected immediately prior to the completion of the restructuring, (a) the Company’s currently outstanding shares of Series A preferred stock would be converted into (i) an aggregate of $3,500,000 in stated liquidation value of New Preferred Stock and (ii) 125,000 shares of new common stock, and (b) the Company’s currently outstanding shares of common stock and Series B and Series C convertible preferred stock would be converted into an aggregate of 125,000 shares of new common stock, with the allocation of those shares of new common stock to be made pro rata on an as-converted basis, assuming the shares of Series B and Series C preferred stock had been converted into common stock immediately prior to the restructuring.

                                                The Exchange Agreement also contemplates the extension of a bridge loan and the repayment of the Company’s credit facility with Ableco Finance, LLC (“Ableco”), as described immediately below.

                                   Bridge Loan

                                                On April 16, 2003, in connection with entering into the Exchange Agreement, the Company and Elgar entered into a loan agreement (the “Bridge Notes”) with the Oaktree Entities in the amount of $25,000,000, bearing interest at 10% per annum, payable monthly in arrears, and secured by substantially all assets of the Company.  The Bridge Notes mature on the earlier of (i) completion of the restructuring transactions contemplated by the Exchange Agreement and (ii) August 1, 2003.

                                                On the same date, Elgar used approximately $20.6 million of the proceeds from the Bridge Notes to repay in full its credit facility with Ableco, which facility was thereafter terminated.  After the payment of fees and expenses related to the Exchange Agreement and Bridge Notes, Elgar retained about $3.2 million of proceeds from the Bridge Notes for cash reserve and working capital purposes.

                                                Upon completion of the transactions contemplated by the Exchange Agreement, unless the Bridge Notes are repaid with the proceeds of a new third-party credit facility, any amounts that remain outstanding under the Bridge Notes would be exchanged for a term note of like amount bearing interest at the greater of 12% or a rate of interest equal to a reference rate plus 8% (the “Term Note”).  The Term Note would have a stated maturity of August 1, 2007, would be secured by substantially all of the assets of the Company and would have the benefit of quarterly sinking fund payments of $1,000,000, with the first such payment by Elgar due on November 1, 2003.  To the extent the Company refinances a portion of the Term Note subsequent to the closing of the exchange described above, the Oaktree Entities have agreed under certain circumstances to exchange their interests in the Term Notes for participations in such replacement financing.

                                                Upon completion of the transactions contemplated by the Exchange Agreement and based upon current and anticipated levels of operations, as well as additional funds available under the Bridge Notes, the Company believes that its cash resources will be adequate to meet its anticipated cash requirements through the year ending January 3, 2004 (“Fiscal 2003”).

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

                        Cash and Cash Equivalents

                                                Cash equivalents at December 29, 2001 and December 28, 2002 consist of money market accounts in a financial institution.

                        Inventories

                                                Inventories, which include materials, direct labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market.

                        Property, Plant and Equipment

                                                Property, plant and equipment is recorded at cost. Depreciation of property, plant and equipment is provided using the straight-line method over the estimated useful lives of the related assets. Maintenance and repairs are expensed as incurred.

                        Goodwill and Other Assets

                                                Goodwill represents the excess of purchase price over net book value of assets acquired in connection with acquisitions and was amortized on a straight-line basis over its estimated useful life of 15 years through December 29, 2001.  Effective December 30, 2001, under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill is no longer amortized.  Other assets, as reflected on the Company’s balance sheet, consist of deferred financing costs incurred in connection with the Recapitalization, the non-compete agreements relating to the Power Ten acquisition and the June 2002 refinancing of Elgar’s prior credit facility with a new credit facility.  The components of other assets are being amortized on a straight-line basis over their estimated useful lives, ranging from 4 to 10 years.

                                                The Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated useful lives of these assets. The criteria used for these evaluations include management’s estimate of the assets’ continuing ability to generate income from operations and positive cash flows in future periods as well as the strategic significance of the intangible assets to the Company’s business activity.

                        Inventory Reserves

                                                We periodically re-evaluate all inventory for potential excess and obsolete material.  We reserve excess material based on a percentage of the inventory that is deemed to be in excess of one year’s forecast demand, while we reserve obsolete inventory at 100% of carrying value.  We also periodically adjust our standard costs for material purchase costs, labor hours and wage rates, and overhead burden applied.  We reserve for these standard cost changes based on a combined estimate of the future inventory change.

                        Warranty

                                                In the normal course of business, the Company issues product warranties of one to five years for specific product lines and provides for the estimated future warranty cost in the period in which the sale is recorded.  The Company provides for the estimate of warranty cost based on contract terms and historical warranty loss experience that is periodically adjusted for recent and actual experience.  Because warranty estimates are forecasts that are based on the best available information, claims costs may differ from amounts provided.  Adjustments to initial obligations for warranties are made as changes in the obligations become reasonably estimable.  The following is an analysis of the product warranty accrual in for the year ended December 28, 2002 (in thousands):

Balance at beginning of year	$490
Provisions	914
Usage	(931)
Balance at end of year	$473

                        Income Taxes

                                                The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the asset and liability method in providing for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are established to recognize the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which temporary differences are expected to be recovered or settled. The effects on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is recorded for deferred tax assets when their realization is not reasonably assured.

                        Revenue Recognition

                                                For sales of products, the Company recognizes revenue upon shipment of goods and the passage of title to the customer.  For sales of services, the Company recognizes revenue as the related services are performed.  The Company’s revenue recognition policies are in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”).

                        Customer-Funded Research and Development

                                                The Company capitalizes certain costs associated with customer-funded research and development. Revenue is recorded when earned under such projects and costs incurred are charged to cost of sales. Customer-funded research and development was $0.5 million for the year ended December 30, 2000 (“Fiscal 2000”), $0.3 million for the year ended December 29, 2001 (“Fiscal 2001”) and $0.4 million for the year ended December 28, 2002 (“Fiscal 2002”).

                        Stock-Based Compensation Accounting

                                                The Company accounts for stock-based compensation in accordance with the provisions of SFAS No. 123, “Accounting for Stock-based Compensation.”  The Company has elected to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and has provided pro forma disclosure as if the fair value based method prescribed by SFAS No. 123 had been utilized.

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

                        Fair Value of Financial Instruments

                                                The carrying value of the Company’s accounts receivable, accounts payable and accrued liabilities approximates fair value due to their short term nature.  The carrying amount of the term loan and revolver under the Ableco Facility approximates fair value because the actual interest rates do not significantly differ from current rates offered for similar instruments.

                        Recent Accounting Pronouncements

                                                In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets”.  This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets.”  SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition.  This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  Upon adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life but is instead subject to periodic testing for impairment.  The Company completed its initial impairment test for goodwill as of December 30, 2001.  This test confirmed that the fair value of the Company exceeds the carrying value, and that no goodwill impairment loss needed to be recognized upon adoption of SFAS No. 142.  The Company adopted SFAS No. 142 effective December 30, 2001, the effect of which was to classify goodwill separately on the accompanying consolidated balance sheets and to cease the amortization of such goodwill, which would have amounted to $2,387,000 of amortization expense for Fiscal 2002.  Net loss for Fiscal 2002, including amortization of goodwill, would have been $9,795,000, compared to $7,408,000.  In Fiscal 2001 and 2000, goodwill amortization expense was $2,387,000 each year.  Net loss for Fiscal 2001 and 2000 excluding amortization of goodwill would have been $7,797,000 and $1,040,000, respectively, compared to $10,184,000 and $3,427,000, respectively.

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

                                                In November 2002, the FASB issued Financial Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 requires that a guarantor must recognize, at the inception of a guarantee, a liability for the fair value of the obligation that it has undertaken in issuing a guarantee.  FIN 45 also addresses the disclosure requirements that a guarantor must include in its financial statements for guarantees issued, including matters such as product warranties.  The Company adopted the additional disclosure requirements in this interpretation effective for Fiscal 2002.  The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The Company has not completed its evaluation of FIN 45 and has not assessed the impact  it may have on its financial position or results of operations.

4. Balance Sheet Details

                                                Inventories are comprised of the following (in thousands):

	December 29, 2001	December 28, 2002
Raw materials	$7,268	$5,078
Work-in-process	1,261	767
Finished goods	1,051	782
	$9,580	$6,627

Property, plant and equipment and the related depreciable lives are as follows (in thousands):

	December 29, 2001	December 28, 2002
Asset Type/Depreciable Life
Machinery and equipment/4-6 years	$5,850	$6,127
Leasehold improvements/lease term	893	929
Furniture and fixtures/4 years	466	481
Construction in progress	35	107
	7,244	7,644
Less: Accumulated depreciation and amortization	(4,570)	(5,344)
	$2,674	$2,300

                                                During Fiscal 2001, the Company disposed of fixed assets associated with the closure of the Power Ten production facilities that had an acquisition cost of approximately $244,000 and accumulated depreciation of $81,000 (see Note 15).

                                                Accrued liabilities consist of the following (in thousands):

	December 29, 2001	December 28, 2002
Payroll and related	$1,201	$1,199
Warranty reserve	490	473
Commissions	357	380
Interest payable	3,843	3,767
Dividends payable	3,176	5,654
Other	1,170	844
	$10,237	$12,317

5. Concentration of Risk

                                                Sales to two customers, in the aggregate, accounted for approximately 12%, 24% and 23% of the Company’s sales for Fiscal 2000, Fiscal 2001 and Fiscal 2002, respectively.  One customer represented greater than 10% of sales for Fiscal 2002 and two customers each represented greater than 10% of sales for Fiscal 2001.  No customer represented greater than 10% of sales for Fiscal 2000.  In terms of accounts receivable at year end, one customer represented 11% of accounts receivable as of December 30, 2000, and two customers represented 26% and 20% of accounts receivable as of December 29, 2001, and one customer represented 20% of accounts receivable as of December 28, 2002.  The Company performs ongoing credit evaluation of its customers’ financial condition.  The Company maintains reserves for potential credit losses.

6. Long-Term Debt and Revolving Line of Credit

                                                At December 29, 2001 and December 28, 2002, the Company’s long-term debt consisted of the following (in thousands):

	December 29, 2001	December 28, 2002
Senior Notes due February 1, 2008 with an interest rate of 9.875%	$90,000	$90,000
Revolving line of credit due June 28, 2002 with an interest rate ranging from 5.25% to 7.1875%	5,015	—
Revolving credit facility due June 25, 2006 with an interest rate of 7.75%	—	5,000
Term note due June 28, 2002 with an interest rate of 5.9375%	8,783	—
Term loan due June 25, 2006 with an interest rate of 10.25%	—	15,000
	103,798	110,000
Less: current portion	(13,798)	—
Long-term portion	$90,000	$110,000

                                                Principal maturities of long-term debt obligations as of December 28, 2002 are as follows (in thousands):

Fiscal Year	Amount
2003	$—
2004	—
2005	—
2006	20,000
2007	—
Thereafter	90,000
Total long-term debt	$110,000

                                                Interest expense related to the $90 million of senior notes was approximately $8.9 million for each of Fiscal 2000, Fiscal 2001 and Fiscal 2002.  Interest expense related to the term notes and revolving lines of credit was approximately $0.9 million for Fiscal 2000, $1.0 million for Fiscal 2001 and $1.4 million for Fiscal 2002.

                        Senior Notes

                                                The Senior Notes, which were issued on February 3, 1998, bear interest at a rate of 9.875% per annum, payable semi-annually on February 1st and August 1st, and have a maturity date of February 1, 2008.

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

                                                The Senior Notes are general unsecured obligations of the Company and rank senior to all existing and future subordinated indebtedness of the Company. The obligations of the Company as a guarantor of Elgar’s obligations under the credit facility are secured by substantially all of the assets of the Company. Accordingly, such secured indebtedness effectively ranks senior to the Senior Notes to the extent of such assets.

                                                The Senior Notes restrict, among other things, the Company’s ability to incur additional indebtedness, pay dividends or make certain other restricted payments, incur liens, sell preferred stock of subsidiaries, apply net proceeds from certain asset sales, merge or consolidate with any other person, sell, assign, transfer, lease, convey or otherwise dispose of substantially all of the assets of the Company or enter into certain transactions with affiliates. The Senior Notes are guaranteed by the Company’s wholly owned subsidiary, Elgar. Such guarantee is full and unconditional.  Separate financial statements of the guarantors have not been presented as they would not, in management’s opinion, be material to investors.

                                                In accordance with SFAS No. 107, the Company is supplying the following data regarding its Senior Notes.  On December 28, 2002, Deutsche Bank Global Markets Research indicated a bid price of 24% of par for the Senior Notes, equaling a price of $240 per $1,000 par note.  On December 29, 2001, Deutsche Bank Global Markets Research indicated a bid price of 32% of par for the Senior Notes, equaling a price of $320 per $1,000 par note.

                        Old Credit Facility

                                                The Company and Elgar were party to a credit agreement with Deutsche Bank Trust Company Americas, successor in interest to Bankers Trust Company (“Deutsche Bank”), as agent and sole lender, which was entered into in connection with the Company’s February 1998 recapitalization.  On June 26, 2002, in connection with entering into the new credit facility described below, the Deutsche Bank credit facility was repaid in full and terminated.

                        Ableco Facility

                                                On June 26, 2002, the Company, Elgar, as borrower, and Ableco Finance, LLC, as agent (“Ableco”), entered into a financing agreement (the “Ableco Facility”) that provided Elgar with (a) a $15,000,000 term loan (the “Term Loan”) that bears interest at a reference rate plus 5.50 percentage points, but in no event at a rate less than 10.25%, and (b) a revolving credit facility (the “Revolver”) not to exceed $10,000,000 outstanding at any time that bears interest at a reference rate plus 3.00 percentage points, but in no event at a rate less than 7.75%.  The reference rate means the rate of interest publicly announced by JPMorgan Chase Bank from time to time as its reference rate, base rate or prime rate.  Interest is payable monthly on both the Term Loan and the Revolver.  Borrowings outstanding under the Ableco Facility have a stated maturity date of June 25, 2006.

                                                Indebtedness under the Ableco Facility is (i) secured by a first priority security interest in substantially all of the assets of the Company and Elgar (including, without limitation, accounts receivable, inventory, machinery, equipment, contracts and contract rights, trademarks, copyrights, patents, license agreements and general intangibles), (ii) guaranteed by the Company on a senior basis and (iii) secured by a pledge of all of the outstanding capital stock of Elgar.

                                                The Ableco Facility contains customary covenants of the Company and Elgar, including, without limitation, restrictions on (i) the incurrence of debt, (ii) the sale of assets, (iii) mergers, acquisitions and other business combinations, (iv) voluntary prepayment of other debt of the Company or Elgar, (v) transactions with affiliates, (vi) capital expenditures and (vii) investments, as well as prohibitions on the payment of certain dividends to, or, under certain circumstances, the repurchase or redemption of stock from, stockholders.  In addition, the Ableco Facility requires the Company and Elgar to be in compliance with financial covenants pertaining to senior leverage ratios, fixed-charge ratios, capital expenditures and minimum levels of tangible net worth and EBITDA.  The Ableco Facility contains customary events of default, including those relating to breaches of the covenants discussed above.

                                                Advances under the Revolver are limited to the lesser of (a) $10.0 million and (b)(i) 85% of eligible accounts receivable, less a dilution reserve that relates to bad-debt write downs and discounts and advertising allowances paid to an account debtor, plus (ii) 60% of eligible inventory, less the amount of any reserves that Ableco may deem appropriate in the exercise of its reasonable business judgment based upon its lending practices.  In addition, the Ableco Facility provides that it is a condition to any loan made under the Revolver that, after giving effect to such loan, at least $1,000,000 of availability remains undrawn under the Revolver.  In effect, this provision reduces the maximum amount outstanding at any time to $9,000,000.

                                                On June 26, 2002, Elgar used approximately $14.8 million of the proceeds from the Term Loan to repay in full the Deutsche Bank credit facility.  At December 28, 2002, the outstanding balance of the Revolver was $5.0 million, with an additional $3.0 million of borrowing capacity remaining under the formula described above, and the Term Loan was fully drawn.  The Company intends to use funds available to it under the Revolver for working capital purposes and debt service obligations.

                                                Under the terms of the Ableco Facility, Elgar paid a $500,000 fee to Ableco at closing, and is obligated to pay Ableco (i) a $250,000 fee on the earliest of June 26, 2003, the date on which all of the obligations under the Ableco Facility are accelerated or the date on which all of the obligations under the Ableco Facility are paid in full, (ii) a $187,500 fee on the earliest of June 26, 2004 or the date on which the obligations under the Ableco Facility are accelerated and (iii) a $187,500 fee on the earliest of June 26, 2005 or the date on which the obligations under the Ableco Facility are accelerated.

                        Deferred Financing Costs

                                                In connection with the issuance of the Senior Notes and entering into the Ableco Facility, the Company incurred debt issuance costs of $4.9 million and $2.7 million, respectively, that are being amortized to interest expense over the term of the related debt.  The accumulated amortization associated with the Senior Notes was approximately $1,925,000 at December 29, 2001 and $2,400,000 at December 28, 2002.  The accumulated amortization associated with the Ableco Facility was approximately $339,000 at December 28, 2002.  Remaining unamortized costs at December 29, 2001 of $674,000 associated with entering into the Company’s prior credit facility with Deutsche Bank were amortized over the remaining term of that facility, which matured on June 28, 2002.

                        Capital Call Agreement

                                                In conjunction with entering into the Ableco Facility, an affiliate of the Company’s majority stockholder, JFLEI, entered into a capital call agreement with Ableco.  Pursuant to the terms of this agreement, JFLEI agreed to participate in $3.0 million of the Term Loan on a pari passu basis with Ableco if the Company failed to meet a minimum EBITDA covenant for an initial test period, which consisted of the third and fourth quarters of Fiscal 2002.  This agreement terminated upon satisfactory performance subsequent to the initial test period.

7. Preferred Stock

                        Redeemable Preferred Stock

                                                In connection with the Recapitalization, the Company issued 10,000 shares of redeemable preferred stock, designated as Series A 10% Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), for cash proceeds of $10 million.  In connection with such issuance, the Company also issued to the purchasers warrants to purchase 707,488 shares of the Company’s common stock. The Company has attributed a value of $1.7 million to the warrants, which is included in additional paid-in capital as of December 29, 2001 and December 28, 2002.

                                                Dividends are payable quarterly to the holders of Series A Preferred Stock at the annual rate of 10% times the sum of $1,000 per share and accrued but unpaid dividends.  Dividends are payable quarterly on January 31, April 30, July 31, and October 31 of each year.  Dividends are fully cumulative and accrue on a quarterly basis.

                                                The dividends were payable in-kind through January 31, 2001 and in cash thereafter.  Under the terms of the indenture governing the Senior Notes, the Company is prohibited from paying cash dividends unless its consolidated fixed charge coverage ratio is at least 2.0 to 1.0.  The Company has not met this ratio while cash dividends have been payable on the Series A Preferred Stock, and it does not anticipate that this ratio will equal or exceed 2.0 to 1.0 during fiscal 2003.

                                                If the cash dividends payable on the Series A Preferred Stock have been in arrears and unpaid for four or more successive dividend payment dates, then until the date on which all such dividends in arrears are paid in full, dividends would accrue and be payable to the holders at the annual rate of 12% times the sum of $1,000 per share and accrued but unpaid dividends thereon.  Upon payment in full of all dividends in arrears, cash dividends will thereafter be payable at the 10% annual rate set forth above.  As of December 28, 2002, cash dividends from February 1, 2001 through December 28, 2002 were in arrears.

                                                Holders of shares of Series A Preferred Stock would be entitled to receive the stated liquidation value of $1,000 per share, plus an amount per share equal to any dividends accrued but unpaid, in the event of any liquidation or dissolution of the Company. After payment of the full amount of the liquidation preference, holders of shares of redeemable preferred stock would not be entitled to any further participation in any distribution of assets of the Company.

                                                The Company may, at its option, redeem at any time, all or any part of the shares of the Series A Preferred Stock at a redemption price per share equal to 100% of the liquidation preference on the date of redemption. On August 3, 2008, the Company will be required to redeem any and all then-outstanding shares of Series A Preferred Stock at a redemption price per share equal to 100% of the liquidation preference on the date of redemption.

                                                Upon the occurrence of a change in control (as defined), the Series A Preferred Stock would be redeemable at the option of the holders, at a redemption price per share equal to 100% of the liquidation preference.

                                                The holders of shares of Series A Preferred Stock are not entitled to any voting rights. However, without the consent of the holders of at least 85% of the outstanding shares of redeemable preferred stock, the Company may not change the powers or preferences of the redeemable preferred stock, create, authorize or issue any shares of capital stock ranking senior to or on a parity with the redeemable preferred stock or create, authorize or issue any shares of capital stock constituting junior securities, unless such junior securities are subordinate in right of payment to the redeemable preferred stock.

                                                If any amount of cash dividends payable on the Series A Preferred Stock have been in arrears and unpaid for four or more successive dividend payment dates, then the number of directors constituting the Board of Directors would increase, and the holders of the redeemable preferred stock would have the right to fill the newly created directorships.

                                                If the Company fails to redeem shares of Series A Preferred Stock in accordance with the mandatory redemption provisions described above, then the number of directors constituting the Board of Directors would increase, and the holders of the redeemable preferred stock would have the right to elect directors to fill the newly created directorships in order to give the holders of the Series A Preferred Stock majority control of the Board of Directors.

                        Convertible Preferred Stock

                                                In connection with the acquisition of Power Ten (see Note 1), the Company issued 5,000 shares of Series B 6% Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”) for cash proceeds of $5.0 million.  The offering was completed on May 28, 1998.

                                                On March 30, 1999, the Company issued 4,000 shares of Series C 6% Cumulative Convertible Preferred Stock (the “Series C Preferred Stock”) for cash proceeds of $4.0 million.  The offering was completed on March 30, 1999.

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

                                                Holders of shares of the convertible preferred stock would be entitled to receive the stated liquidation value of $1,000 per share, plus an amount per share equal to any dividends accrued but unpaid without interest, in the event of any liquidation or dissolution of the Company.  After payment of the full amount of the liquidation preference, holders of shares of the convertible preferred stock would not be entitled to any further participation in any distribution of assets of the Company.

                                                Holders of shares of the Series B and Series C Preferred Stock would have the right, at such holder’s option, at any time following a triggering event (as defined), to convert all or a portion of such shares into the Company’s common stock, excluding accrued dividends, at the conversion price of $5.00 per share for the Series B and $0.75 per share for the Series C, subject to adjustments pursuant to certain anti-dilution provisions.

                                                The holders of shares of convertible preferred are not entitled to any voting rights.  However, without the consent of the holders of at least 51% of the outstanding shares of the Series B and Series C Preferred Stock, voting separately as a class, the Company may not amend its Certificate of Incorporation in any way that would adversely alter or change the powers, preferences or special rights of the Series B or Series C Preferred Stock, respectively.

                                                The Series B Preferred Stock and Series C Preferred Stock, which rank on a parity with each other, rank junior to the Series A Preferred Stock in terms of dividend payments and liquidation preferences.

8. Common Stock

                        Shareholder Agreement

                                                The Company and the holders of its common stock and warrants to purchase its common stock are party to a Shareholder Agreement.  Among other provisions, the Shareholder Agreement contains a provision regarding subscription rights.  This provision provides that subject to certain exceptions, the Company is not permitted to issue equity securities, or securities convertible into equity securities, to any person unless the Company has offered to issue to each of the other stockholders party to the agreement, on a pro rata basis, an opportunity to purchase such securities on the same terms, including price, and subject to the same conditions as those applicable to such person.

                        Stock Split

                                                On June 5, 2000, the Company’s Board of Directors effected a two-for-one common stock split in the form of a stock dividend and increased the number of shares authorized from 5,000,000 to 15,000,000. As a result of this action, 2,300,000 shares were issued to stockholders of record on June 5, 2000.  The accompanying consolidated financial statements and related financial information contained herein have been restated to give effect to the stock split.

                        Warrants

                                                At December 29, 2001 and December 28, 2002, the holders of Series A Preferred Stock held warrants to purchase an aggregate of 707,488 shares of common stock at an exercise price of $2.50 per share.  The exercise price and number of warrant shares are both subject to anti-dilution adjustment in certain events.  In the Exchange Agreement, the holders of the warrants agreed to cancel all of the warrants immediately prior to consummation of the restructuring contemplated by the Exchange Agreement.

9. Derivative Financial Instruments

                        Interest Rate Swap

                                                The Company has had only limited involvement in derivative financial instruments in the past.  The Company does not hold or issue derivative financial instruments for trading purposes.  The Company is, however, subject to market risk resulting from interest rate fluctuations with respect to its variable-rate borrowings.  At December 28, 2002, all $20,000,000 of Elgar’s outstanding borrowings under the Ableco Facility was at variable interest rates.  A one percentage point increase in interest rates would be expected to have an estimated impact on net loss and cash flows in fiscal 2003 of approximately $100,000.

                                                In connection with an interest rate swap agreement that was in place pursuant to the Company’s prior credit facility with Deutsche Bank, the Company has included settlement income of $48,609 and settlement expense of $7,238 in interest expense in its consolidated statements of operations for Fiscal 2000 and Fiscal 2001, respectively.

10. Stock-Based Compensation

                        Stock Option Plan

                                                On July 15, 1998, the Company adopted the 1998 Stock Option Plan (the “Option Plan”), which provided for the issuance of up to 530,748 shares of common stock pursuant to awards granted under the

Option Plan.  In March 1999, the Company amended its Stock Option Plan to provide for the issuance of up to 1,164,082 shares of common stock under the Option Plan.  All options were granted at fair value, or at a premium thereof, on the date of grant, as determined by the Board of Directors.  Options vest ratably over three or four years and generally expire on the tenth anniversary of the date of grant.  Effective November 15, 2002, with the consent of each holder of an outstanding option grant, the Company terminated the Option Plan and all outstanding option grants thereunder.

                                                Option activity for the years ended December 30, 2000, December 29, 2001 and December 28, 2002 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of January 1, 2000	878,200	$5.28
Granted	150,500	5.35
Exercised	(1,533)	5.85
Forfeited	(34,167)	5.29
Outstanding as of December 30, 2000	993,000	5.29
Granted	32,800	5.35
Exercised	(900)	5.35
Forfeited	(128,100)	5.30
Outstanding as of December 29, 2001	896,800	5.30
Granted	—	—
Exercised	—	—
Terminated	(896,800)	5.30
Outstanding as of December 28, 2002	—	n/a
Exercisable as of December 28, 2002	—	n/a

                                                The Company has adopted only the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” pertaining to disclosure. The following amounts are shown for disclosure purposes only, and may not be representative of future calculations since additional options may be granted in future years. If the Company had recognized compensation cost for stock-based employee compensation in accordance with the provisions of SFAS No. 123, the Company’s net loss would have increased by approximately $365,000 for Fiscal 2000, zero for Fiscal 2001 and zero for Fiscal 2002.  The fair value of these options was estimated at the date of grant using an option-pricing model with the following weighted-average assumptions for the above periods:  expected volatility of 0%; risk-free interest rate of 5.76%, a range of 4.60% to 5.42% for Fiscal 2000 and Fiscal 2001, respectively; expected option life of 10 years; and no dividend yield.

11. Income Taxes

                                                The provision for income taxes consists of the following (in thousands):

	Fiscal Year Ended
	Dec. 30, 2000	Dec. 29, 2001	Dec. 28, 2002
Current:
Federal	$60	$—	$—
State	10	—	—
	70	—	—
Deferred:
Federal	—	776	—
State	—	673	—
	—	1,449	—
Provision for income taxes	$70	$1,449	$—

                                                The provision for income taxes reconciles to the amounts computed by applying the Federal statutory rate to loss before income taxes as follows (dollars in thousands):

	Fiscal Year Ended
	December 30, 2000		December 29, 2001		December 28, 2002
Computed statutory income tax benefit	(34.00)%	$(1,141)	(34.00)%	$(2,965)	(34.00)%	$(2,518)
State income taxes, net of federal benefit	(6.00)%	(201)	(6.00)%	(523)	(3.00)%	(222)
Permanent differences from amortization of intangible assets	27.90%	938	11.00%	955	0.00%	—
Increase in valuation allowance	17.10%	574	55.60%	4,849	37.96%	2,812
Other	—	—	(6.58)%	(567)	2.14%	158
R&D credits	(3.00)%	(100)	(3.40)%	(300)	(3.10)%	(230)
Provision for income taxes	2.00%	$70	16.62%	$1,449	0.00%	$—

                                                The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets are as follows (in thousands):

	December 30, 2000	December 29, 2001	December 28, 2002
Current deferred taxes
Section 163(j) interest carryforwards	$440	$440	$440
Inventory	—	—	738
Accrued expenses	349	471	271
Other	167	708	272
Less: valuation allowance	(341)	(1,619)	(1,721)
Total current deferred taxes	615	—	—
Noncurrent deferred taxes
Depreciation and UNICAP	288	270	674
Other	609	708	—
Net operating loss and tax credit carryforwards	527	3,183	6,197
Less: valuation allowance	(590)	(4,161)	(6,871)
Total non-current deferred taxes	834	—	—
	$1,449	$—	$—

                                                During Fiscal 2001, management determined that as a result of projected losses, realization of the deferred tax assets was uncertain.  Thus, the Company has recorded a full valuation allowance against the deferred tax assets.  As of December 28, 2002, the Company had a federal income tax net operating loss carryforward of approximately $8.6 million that will begin to expire in 2006 for federal income tax purposes.

12. Commitments and Contingencies

                        Litigation

                                                The Company is subject to various claims as a result of its ongoing business activities. Management believes that the outcome of any such claims will not have a material adverse effect on the Company’s financial position or results of operations.

                        Lease Commitments

                                                The Company leases its facilities and certain equipment under non-cancelable operating leases that expire through 2007. The Company’s primary facility lease expires in 2007 and contains an option to extend the lease for two additional five-year periods. Rent expense under operating leases amounted to $1,488,000 for Fiscal 2000, $1,660,000 for Fiscal 2001 and $1,051,000 for Fiscal 2002.

                                                Minimum future lease payments as of December 28, 2002 under operating leases are as follows (in thousands):

2003	$944
2004	875
2005	885
2006	814
2007	821
Total	$4,339

13. Incentive Compensation Arrangements

                                                The Company instituted an employee bonus program in 1996 under which all non-management employees are paid bonuses based on the achievement of certain performance criteria, as defined in the bonus program.  The Company incurred expenses of $521,000 for Fiscal 2000 and $28,000 for Fiscal 2001 under this arrangement.  The Company did not incur any bonuses under this arrangement in Fiscal 2002.  However, the Company incurred expenses of $51,000 in Fiscal 2002 related to discretionary bonuses.

                                                The Company has a management incentive program under which management-level employees are paid incentives based on the achievement of certain performance criteria.  The Company incurred expenses of $470,000 for Fiscal 2000 under this arrangement.  The Company did not incur any bonuses under this arrangement in Fiscal 2001 or Fiscal 2002.

                                                The Company also maintains a defined contribution 401(k) plan (the “Plan”) for all of its employees. Those employees who participate in the Plan are entitled to make contributions of up to 15% of their compensation, limited by IRS statutory contribution limits. In addition to employee contributions, the Company contributes to the Plan by matching 40% of employee contributions up to the first 6% of compensation contributed. Amounts contributed to the Plan by the Company were $304,000 for Fiscal 2000, $285,000 for Fiscal 2001 and $265,000 for Fiscal 2002.

                                                The Company has entered into employment agreements with certain of its officers and executives that provide for stipulated annual salary payments.  Typically, termination of the agreements may occur by either party upon 30 days prior written notice or in the event of death or permanent disability.  The agreements contain certain payment provisions in the event the employee is terminated due to permanent disability or in the event of death, conviction of a crime, or material breach or failure to perform obligations under the agreements, and some contain provisions providing for certain payments if the employee is terminated after a change of control.

14. Related Party Transactions

                        Contributed Management Services

                                                In February 1998, the Company entered into a management agreement with J.F. Lehman & Company, an affiliate of the Company’s principal stockholder (the “Management Agreement”).  Under the terms of the Management Agreement, the Company was obligated to pay Lehman a $500,000 annual management fee in advance on a semi-annual basis.  In September 1998, the Company and Lehman amended the Management Agreement and concurrently entered into a management services agreement with Lehman, the combined effect of which was to further delineate the management services to be provided by Lehman and to reduce the term of the Management Agreement from ten years to five years.  The Management Agreement terminated on February 3, 2003.

                                                Under the Company’s old credit facility with Deutsche Bank, the Company was precluded from paying management fees to Lehman during recent periods when Deutsche Bank had waived events of default, although Lehman continued to provide management services to the Company during such times.  Under the Ableco Facility, the Company was prohibited from paying management fees to Lehman, although Lehman continued to provide those management services to the Company.  Beginning December 30, 2001, the Company recorded the contributed management services as an expense and a corresponding capital contribution.  The total amount of expense and additional paid-in capital recorded for these services during Fiscal 2002 was $500,000.

                                                During Fiscal 2002, the Company reimbursed Lehman $217,000 for expenses Lehman incurred in connection with replacing the old credit facility with the Ableco Facility.  Such amount was capitalized and is included in deferred financing costs.  In addition, the Company reimbursed Lehman $109,000 for fees and expenses Lehman incurred to a third party executive search firm in connection with the hiring of Joseph Budano as President and Chief Executive Officer.

                        Relocation Loan to John P. Mei, the Chief Financial Officer

                                                Under an employment agreement entered into on December 10, 2002 with John P. Mei, but effective as of September 16, 2002 (the “Mei Agreement”), the Company agreed to extend a $60,000 relocation loan to Mr. Mei within seven days of the date on which he closes on the purchase of a home in the San Diego area.  This loan will accrue interest at an annual rate of 7%.  One third of the principal amount, or $20,000, will be forgiven if Mr. Mei remains employed with the Company on September 16, 2003.  One half of the remaining principal amount, or $20,000, will be forgiven if Mr. Mei remains employed with the Company on September 16, 2004.  If Mr. Mei remains employed with the Company on September 16, 2005, the remainder of the principal amount and all accrued interest on the loan will be forgiven.  However, if prior to September 16, 2005, the Company terminates the Mei Agreement for cause or Mr. Mei terminates without good reason, then Mr. Mei will be required to promptly repay in full all outstanding principal and accrued interest on the loan.  If, prior to September 16, 2005, the Company terminates the Mei Agreement other than for cause or Mr. Mei terminates for good reason, then, as of the date of termination, the outstanding principal balance and accrued interest thereon shall be forgiven.  Mr. Mei has yet to borrow these funds.

                        Racal Instruments

                                                Racal Instruments (“Racal”), a customer of the Company, was acquired on November 2, 2001 by a group of investors that includes affiliates of J.F. Lehman & Company.  In addition, certain members of the Company’s board of directors are also members of Racal’s board of directors.  As a result, Racal is considered a related party.  Sales by the Company to Racal were approximately $1,984,000 and $530,000 during Fiscal 2001 and Fiscal 2002, respectively.

                        Capital Call Agreement between J. F. Lehman Equity Investors I, L.P. and Ableco

                                                In conjunction with entering into the Ableco Facility, an affiliate of the Company’s majority stockholder, J.F. Lehman Equity Investors I, L.P. (“JFLEI”), entered into a capital call agreement with Ableco.  Pursuant to the terms of this agreement, JFLEI agreed to participate in $3.0 million of the Term Loan on a pari passu basis with Ableco if the Company failed to meet a minimum EBITDA covenant for an initial test period, which consisted of the third and fourth quarters of Fiscal 2002.  This agreement was terminated upon satisfactory performance during the initial test period.

15. Power Ten Consolidation

                                                In July 2001, the Company decided to move its Power Ten operations from Northern California to its San Diego facilities.  In connection with the move, the Company incurred expenses totaling $1,002,000 in Fiscal 2001 consisting of lease abandonment costs of $413,000, severance costs of $229,000, fixed asset disposals of $162,000, travel costs of $104,000 and other costs totaling $94,000.  As of December 29, 2001, the Company had accrued expenses relating to the consolidation of Power Ten’s operations totaling $350,000, of which $299,000 was for lease abandonment costs and $51,000 for severance.  All of these expenses were paid prior to the lease expiration on the former Power Ten facility in July 2002.  Power Ten was merged with and into Elgar Electronics Corporation effective January 1, 2002, as the Power Ten legal entity was no longer required due to the consolidation of Power Ten’s operations with Elgar’s in San Diego.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

ELGAR HOLDINGS, INC. AND SUBSIDIARY

(in thousands)

Description	Balance at Beginning of Year	Net Additions (Reductions) Included in Costs and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts (deducted from accounts receivable)
Year ended December 28, 2002	$204	$(11)	$(30)	$163
Year ended December 29, 2001	163	77	(36)	204
Year ended December 30, 2000	152	21	(10)	163

A-1

SIGNATURES

                                                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this Report to be signed on their behalf by the undersigned, thereunto duly authorized in the City of San Diego, State of California on the 22nd day of April, 2003.

ELGAR HOLDINGS, INC.
ELGAR ELECTRONICS CORPORATION

By:	/s/ Joseph Budano
Joseph Budano
President and Chief Executive Officer

By:	/s/ John P. Mei
John P. Mei
Vice President—Finance, Chief Financial Officer and Treasurer

Signature	Title	Date

/s/ Joseph Budano	President and Chief Executive Officer (Principal Executive Officer)	April 22, 2003
Joseph Budano

/s/ John P. Mei	Vice President-Finance, Chief Financial Officer (Principal Financial and Accounting Officer)	April 22, 2003
John P. Mei

/s/ John F. Lehman	Director	April 22, 2003
John F. Lehman

/s/ Donald Glickman	Director and Vice President	April 22, 2003
Donald Glickman

	Director	April , 2003
Kenneth R. Kilpatrick

/s/ George Sawyer	Director	April 22, 2003
George Sawyer

	Director and Secretary	April , 2003
Stephen L. Brooks

Signature	Title	Date

/s/ Oliver C. Boileau, Jr.	Director	April 22, 2003
Oliver C. Boileau, Jr.

/s/ Thomas G. Pownall	Director	April 22, 2003
Thomas G. Pownall

/s/ William Paul	Director	April 22, 2003
William Paul

/s/ Joseph A. Stroud	Director	April 22, 2003
Joseph A. Stroud

	Director	April , 2003
Bruce D. Gorchow

/s/ Tig H. Krekel	Director	April 22, 2003
Tig H. Krekel

RULE 13a-14 CERTIFICATIONS

I, Joseph Budano, certify that:

1.                                        I have reviewed this annual report on Form 10-K of Elgar Holdings, Inc. (the “Company”);

2.                                        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.                                        The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a)                                designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)                               evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)                                presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                        The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors:

(a)                                all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b)                               any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.                                        The Company’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Joseph Budano
Date: April 22, 2003	Joseph Budano Chief Executive Officer

I, John P. Mei, certify that:

1.                                        I have reviewed this annual report on Form 10-K of Elgar Holdings, Inc. (the “Company”);

2.                                        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.                                        The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a)                                designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)                               evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)                                presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                        The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors:

(a)                                all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b)                               any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.                                        The Company’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ John P. Mei
Date: April 22, 2003	John P. Mei Chief Financial Officer