Form 10-Q
period 2003-03-29
ELGAR HOLDINGS INC
filed 2003-05-13
CIK 1061976

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

For the quarterly period ended March 29, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

As of May 13, 2003, the number of shares outstanding of the Registrant’s Common Stock was 4,602,433.

ELGAR HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

ELGAR HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited) (dollars in thousands)

	For the Three Months Ended
	March 30, 2002	March 29, 2003
Net sales	$10,030	$8,259
Cost of sales	6,228	5,058
Gross profit	3,802	3,201
Selling, general and administrative expenses	2,519	2,688
Research, development and engineering expenses	1,246	1,099
Amortization of non-compete agreements	12	12
Operating income (loss)	25	(598)
Interest expense	2,871	3,066
Net loss	$(2,846)	$(3,664)

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements

ELGAR HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	Dec. 28, 2002	March 29, 2003
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,697	$40
Accounts receivable, net of allowance for doubtful accounts of $163 and $160, respectively	7,330	3,917
Inventories	6,627	7,570
Prepaids and other	269	219
Total current assets	15,923	11,746

PROPERTY, PLANT AND EQUIPMENT, net	2,300	2,123
GOODWILL	24,381	24,381
OTHER ASSETS, net of accumulated amortization of $2,955 and $3,254, respectively	4,810	4,511
	$47,414	$42,761

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,432	$2,563
Accrued liabilities	6,663	4,118
Dividends payable	5,654	6,325
Total current liabilities	13,749	13,006

LONG-TERM DEBT	110,000	110,300
Total liabilities	123,749	123,306
SERIES A 10% CUMULATIVE REDEEMABLE PREFERRED STOCK, no par value, 20,000 shares authorized; 13,449 shares issued and outstanding	12,572	12,625

STOCKHOLDERS’ DEFICIT:
Series B 6% cumulative convertible preferred stock, no par value, 5,000 shares authorized, issued and outstanding	5,000	5,000
Series C 6% cumulative convertible preferred stock, no par value, 4,000 shares authorized, issued and outstanding	4,000	4,000
Common stock, $.01 par value, 15,000,000 shares authorized, 4,602,433 shares issued and outstanding	46	46
Additional paid-in capital	(68,067)	(67,942)
Accumulated deficit	(29,886)	(34,274)
Total stockholders’ deficit	(88,907)	(93,170)
	$47,414	$42,761

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements

ELGAR HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited) (dollars in thousands)

	For the Three Months Ended
	March 30, 2002	March 29, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,846)	$(3,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs and non-compete agreements	411	299
Depreciation and amortization of property, plant and equipment	206	193
(Gain) loss on sale of property, plant and equipment	(4)	1
Contributed management services	125	125
Changes in operating assets and liabilities:
Accounts receivable	1,813	3,413
Inventories	750	(943)
Prepaids and other assets	9	50
Accounts payable	(224)	1,131
Accrued liabilities	(3,040)	(2,545)
Net cash used in operating activities	(2,800)	(1,940)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(39)	(17)
Proceeds from sales of property, plant and equipment	4	—
Net cash used in investing activities	(35)	(17)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	800	1,000
Repayments of borrowings	—	(700)
Net cash provided by financing activities	800	300

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,035)	(1,657)
CASH AND CASH EQUIVALENTS, beginning of period	2,063	1,697
CASH AND CASH EQUIVALENTS, end of period	$28	$40
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,752	$4,928

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Series A, B and C preferred stock dividend accrual	$582	$671
Accretion of discount on Series A preferred stock	42	53

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

2. Summary of Significant Accounting Policies

Principles of Consolidation/Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Elgar.  All significant intercompany accounts and transactions have been eliminated in consolidation.  These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 28, 2002.  These financial statements include all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of financial condition, results of operations and cash flows for such periods.

Interim Accounting Periods

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending the Saturday closest to December 31.  Interim periods include 13 or 14 weeks ending the last Saturday closest to the end of the quarter.  Results of operations for the three months ended March 29, 2003 are not necessarily indicative of the results to be expected for the Company’s fiscal year ending January 3, 2004 (“Fiscal 2003”).

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

Inventories

Inventories, which include materials, direct labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and are comprised of the following (in thousands):

	December 28, 2002	March 29, 2003
Raw materials	$5,078	$5,613
Work-in-process	767	1,113
Finished goods	782	844
Total	$6,627	$7,570

Warranty

In the normal course of business, the Company issues product warranties of one to five years for specific product lines and provides for the estimated future warranty cost in the period in which the sale is recorded.  The Company provides for the estimate of warranty cost based on contract terms and historical warranty loss experience that is periodically adjusted for recent and actual experience.  Because warranty estimates are forecasts that are based on the best available information, claims costs may differ from amounts provided.  Adjustments to initial obligations for warranties are made as changes in the obligations become reasonably estimable.  The following is an analysis of the product warranty accrual for the three months ended March 30, 2002 and March 29, 2003 (in thousands):

	March 30, 2002	March 29, 2003
Balance at beginning of period	$490	$473
Provisions	161	248
Usage	(222)	(197)
Balance at end of period	$429	$524

Goodwill and Other Assets

Goodwill represents the excess of purchase price over net fair value of assets acquired in connection with acquisitions and was amortized on a straight-line basis over its estimated useful life of 15 years through December 29, 2001.  Effective December 30, 2001, under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill is no longer amortized.  Other assets, as reflected on the Company’s balance sheet, consist of deferred financing costs incurred in connection with the Company’s 1998 recapitalization and the June 2002 refinancing of Elgar’s prior credit facility with a new credit facility and the non-compete agreements relating to the Power Ten acquisition.  The components of other assets are being amortized on a straight-line basis over their estimated useful lives, ranging from 4 to 10 years.

Other assets, net of accumulated amortization of $2,995 and $3,254 as of December 28, 2002 and March 29, 2003, respectively, are comprised of the following (in thousands):

	December 28, 2002	March 29, 2003
Deferred financing costs	$4,791	$4,504
Non-compete agreements	19	7
Total	$4,810	$4,511

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board issued Financial Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 requires that a guarantor must recognize, at the inception of a guarantee, a liability for the fair value of the obligation that it has undertaken in issuing a guarantee.  FIN 45 also addresses the disclosure requirements that a guarantor must include in its financial statements for guarantees issued, including matters such as product warranties.  The Company adopted the additional disclosure requirements in this interpretation effective for Fiscal 2002.  The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, of which there have been none.

3. Liquidity and Capital Resources

Exchange Agreement

On April 16, 2003, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with J.F. Lehman Equity Investors I, L.P. (“JFL”), Jackson National Life Insurance Company, Old Hickory Fund I, L.L.C., Indosuez Electronics Partners (collectively, the “Consenting Stockholders”) and OCM/GFI Power Opportunities Fund, L.P. and OCM Principal Opportunities Fund II, L.P. (collectively, the “Oaktree Entities”), in their capacity as holders, directly or indirectly, of 73% of the Company’s outstanding Senior Notes.  The Exchange Agreement requires the Company to make an exchange offer and consent solicitation to the holders of its $90,000,000 of 9-7/8% Senior Notes, asking such holders to exchange their Senior Notes for an aggregate of (i) $60,000,000 of 9% senior notes due February 1, 2008 (the “New Notes”), (ii) $30,000,000 in stated liquidation value of Series D 10.5% senior cumulative redeemable preferred stock due February 1, 2008 (the “New Preferred Stock”) and (iii) 750,000 shares of new common stock, representing, without giving effect to the transaction described in the immediately succeeding paragraph, 75% of the Company’s common stock to be outstanding upon completion of the restructuring transactions.  The Exchange Agreement contemplates that the exchange offer may offer the holders of Senior Notes (other than the Oaktree Entities, JFL or any of their affiliates) the option to have their Senior Notes repurchased by the Company, for an amount of cash to be determined, rather than exchanged for the basket of securities described above.  The Company currently contemplates that the exchange offer will commence on or about May 15, 2003, although that is subject to change.

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

Upon issuance of the New Notes, New Preferred Stock and common stock as described above, through an amendment to the Company’s charter to be effected immediately prior to the completion of the restructuring, (a) the Company’s currently outstanding shares of Series A preferred stock would be converted into (i) an aggregate of $3,500,000 in stated liquidation value of New Preferred Stock and (ii) 125,000 shares of new common stock, and (b) the Company’s currently outstanding shares of common stock and Series B and Series C convertible preferred stock would be converted into an aggregate of 125,000 shares of new common stock, with the allocation of those shares of new common stock to be made pro rata on an as-converted basis, assuming the shares of Series B and Series C preferred stock had been converted into common stock immediately prior to the restructuring.  The Series A, B and C preferred stock dividends payable will be canceled upon consummation of the transactions contemplated by the Exchange Agreement.

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

Upon completion of the transactions contemplated by the Exchange Agreement and based upon current and anticipated levels of operations, the Company believes that its cash resources will be adequate to meet its anticipated cash requirements for the next 12 months.

4. Concentrations of Credit Risk

No customer individually represented more than 10% of net sales in the three months ended March 29, 2003 or March 30, 2002.  The Company performs ongoing credit evaluation of its customers’ financial condition, and maintains reserves for potential credit losses.

5. Senior Notes and Credit Facilities

Senior Notes

In February 1998, the Company issued $90.0 million aggregate principal amount of Senior Notes due 2008 (the “Senior Notes”).  The Senior Notes bear interest at a rate of 9.875% per annum, payable semi-annually on February 1st and August 1st, and have a maturity date of February 1, 2008.

The Senior Notes are general unsecured obligations of the Company and rank senior to all existing and future subordinated indebtedness of the Company. The obligations of the Company as a guarantor of Elgar’s obligations under the Bridge Notes are secured by substantially all of the assets of the Company. Accordingly, such secured indebtedness effectively ranks senior to the Senior Notes to the extent of such assets.

The Senior Notes restrict, among other things, the Company’s ability to incur additional indebtedness, pay dividends or make certain other restricted payments, incur liens, sell preferred stock of subsidiaries, apply net proceeds from certain asset sales, merge or consolidate with any other person, sell, assign, transfer, lease, convey or otherwise dispose of substantially all of the assets of the Company or enter into certain transactions with affiliates. The Senior Notes are fully and unconditionally guaranteed by the Company’s wholly owned subsidiary, Elgar. Separate financial statements of the guarantor have not been presented as they would not, in management’s opinion, be meaningful to investors.

Old Deutsche Bank Credit Facility

The Company and Elgar were party to a credit agreement with Deutsche Bank Trust Company Americas, successor in interest to Bankers Trust Company (“Deutsche Bank”), as agent and sole lender, which was entered into in connection with the Company’s February 1998 recapitalization.  On June 26, 2002, in connection with entering into the Ableco credit facility described below, the Deutsche Bank credit facility was repaid in full and terminated.

Old Ableco Facility

On June 26, 2002, the Company, Elgar, as borrower, and Ableco Finance, LLC, as agent (“Ableco”), entered into a financing agreement (the “Ableco Facility”) that provided Elgar with (a) a $15,000,000 term loan (the “Term Loan”) that bore interest at a reference rate plus 5.50 percentage points, but in no event at a rate less than 10.25%, and (b) a revolving credit facility (the “Revolver”) not to exceed $10,000,000 outstanding at any time that bore interest at a reference rate plus 3.00 percentage points, but in no event at a rate less than 7.75%.  The reference rate means the rate of interest publicly announced by JPMorgan Chase Bank from time to time as its reference rate, base rate or prime rate.  Interest was payable monthly on both the Term Loan and the Revolver.  Borrowings outstanding under the Ableco Facility had a stated maturity date of June 25, 2006.  On April 16, 2003, the Ableco Facility was repaid in full with proceeds from the Bridge Notes and thereafter terminated.

Deferred Financing Costs

In connection with the issuance of the Senior Notes and entering into the Ableco Facility, the Company incurred debt issuance costs of $4.9 million and $2.7 million, respectively, that are being amortized to interest expense over the term of the related debt.  The accumulated amortization associated with the Senior Notes was approximately $2.4 million at December 28, 2002 and $2.5 million at March 29, 2003.  The accumulated amortization associated with the Ableco Facility was approximately $504,000 at March 29, 2003.

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

Dividends are payable to the holders of the Series B Preferred Stock and Series C Preferred Stock at the annual rate per share of 6% times the sum of (x) $1,000 and (y) accrued but unpaid dividends.  For the Series B Preferred Stock, dividends are payable semi-annually on April 30 and October 31.  For the Series C Preferred Stock, dividends are payable semi-annually on March 31 and September 30.  These dividends are payable when and if declared by the board of directors out of funds legally available for such payment.  During the three months ended March 29, 2003 and March 30, 2002, the Company accrued $97,620 and $92,016, respectively, for dividends on the Series B Preferred Stock, and $73,878 and $69,639, respectively, for dividends on the Series C Preferred Stock.

7. Series A Redeemable Preferred Stock

Dividends are payable quarterly to the holders of Series A cumulative redeemable preferred stock at 10% per year unless the dividends are not paid for four consecutive quarters, in which case the dividends are payable at 12% per year.  The dividends became payable at 12% per year in February 2002.  The dividends were payable in-kind through January 31, 2001 and in cash thereafter.  Under the terms of the indenture governing the Company’s $90.0 million of Senior Notes, the Company is prohibited from paying cash dividends unless its consolidated fixed charge coverage ratio is at least 2.0 to 1.0.  The Company does not anticipate that this ratio will equal or exceed 2.0 to 1.0 during 2003.  As a result, the Company has accrued dividends of $501,300 and $420,591 during the three months ended March 29, 2003 and March 30, 2002, respectively.  The Company anticipates that it will continue to accrue dividends, rather than pay cash dividends, on the Series A preferred stock during the remainder of Fiscal 2003.

8. Related Party Transactions

Contributed Management Services

In February 1998, the Company entered into a management agreement with J.F. Lehman & Company (“Lehman”), an affiliate of the Company’s principal stockholder (the “Management Agreement”).  Under the terms of the Management Agreement, the Company was obligated to pay Lehman a $500,000 annual management fee in advance on a semi-annual basis.  In September 1998, the Company and Lehman amended the Management Agreement and concurrently entered into a management services agreement with Lehman, the combined effect of which was to further delineate the management services to be provided by Lehman and to reduce the term of the Management Agreement from ten years to five years.  Under the Company’s old credit facility with Deutsche Bank, the Company was precluded from paying management fees to Lehman during recent periods when Deutsche Bank had waived events of default, although Lehman continued to provide management services to the Company during such times.  Under both the old Ableco Facility and the Bridge Notes, the Company was and is, respectively, prohibited from paying management fees to Lehman, although Lehman continues to provide these management services to the Company.  Beginning December 30, 2001, the Company recorded the contributed management services as an expense and a corresponding capital contribution.  The total amount of expense and additional paid-in capital recorded for these services during each of the three months ended March 29, 2003 and March 30, 2002 was $125,000.

Racal Instruments

Racal Instruments (“Racal”), a customer of the Company, was acquired on November 2, 2001 by a group of investors that includes affiliates of the Company’s largest stockholder.  In addition, certain members of the Company’s board of directors are also members of Racal’s board of directors.  As a result, Racal is considered a related party.  During the three months ended March 29, 2003 and March 30, 2002, sales by the Company to Racal were approximately $41,000 and $107,000, respectively.

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

Results of Operations

The following table sets forth certain statement of operations data for the Company as a percentage of net sales for the three months ended March 30, 2002 and March 29, 2003:

	Three Months Ended
	March 30, 2002	March 29, 2003
	(unaudited)
Statement of Operations Data:
Net sales	100.0%	100.0%
Cost of sales	62.1	61.2
Gross profit	37.9	38.8
Selling, general and administrative expenses	25.1	32.6
Research, development and engineering expenses	12.5	13.3
Amortization of non-compete agreements	0.1	0.2
Operating income (loss)	0.2%	(7.3)%

Comparison of the Three Months Ended March 29, 2003 to the Three Months Ended March 30, 2002

Net sales.  Net sales for the quarter ended March 29, 2003 were $8.3 million, a decrease of $1.7 million, or 17.0%, from net sales of $10.0 million for the quarter ended March 30, 2002.  This decrease was primarily attributable to continued sluggishness in the economy.  The product lines affected most were Sorensen products, Space Systems and Customer Service.  In the quarter ended March 29, 2003, sales of Sorensen products, which are part of the programmable DC power products, were $4.0 million, a decrease of $0.6 million from the quarter ended March 30, 2002.  In the quarter ended March 29, 2003, Space System sales were $17,000, a decrease of $0.6 million, and Customer Service sales were $0.6 million, a decrease of $0.5 million, from the quarter ended March 30, 2002.  The Customer Service decrease is mainly due to lower in-house billable repairs and slightly lower nuclear spares sales.

Gross profit.  Gross profit for the quarter ended March 29, 2003 was $3.2 million, a decrease of $0.6 million, or 15.8%, from gross profit of $3.8 million for the quarter ended March 30, 2002.  The decrease in gross profit was due to the decrease in net sales when compared to the quarter ended March 30, 2002.  The gross profit percent for the quarter ended March 29, 2003 was 38.8%, an increase of 0.9% from a gross profit percent of 37.9% for the quarter ended March 30, 2002. This percentage increase was the result of increased manufacturing efficiencies.

Selling, general & administrative expenses.  Selling, general and administrative (“SG&A”) expenses were $2.7 million for the quarter ended March 29, 2003, an increase of $0.2 million, or 8.0%, from SG&A expenses of $2.5 million for the quarter ended March 30, 2002.  SG&A expenses increased as a percentage of net sales from 25.1% in the quarter ended March 30, 2002 to 32.6% in the quarter ended March 29, 2003.  The dollar increase was primarily due to higher non-recurring costs, mainly legal and other costs incurred in connection with the proposed restructuring with the holders of Senior Notes, partially offset by decreased commissions expense resulting from the lower sales volume.

Research, development and engineering expenses.  Research, development and engineering (“RD&E”) expenses were $1.1 million for the quarter ended March 29, 2003, a decrease of $0.1 million, or 8.3%, from RD&E expenses of $1.2 million for the quarter ended March 30, 2002.  RD&E expenses increased as a percentage of net sales from 12.5% in the quarter ended March 30, 2002 to 13.3% in the comparable 2003 period.  The decrease in dollars was primarily due to lower headcount and compensation expenses in research and development as compared to the quarter ended March 30, 2002.  The percentage increase in the quarter ended March 29, 2003 versus the comparable 2002 period was mainly due to the $1.7 million decrease in sales.

Amortization of non-compete agreements.  Amortization expense was $12,000 for each of the quarters ended March 29, 2003 and March 30, 2002.  Amortization expense is related to non-compete agreements entered into with the former owners of Power Ten.

Operating income (loss).  Operating income (loss) was a loss of $0.6 million for the quarter ended March 29, 2003, a decrease of $0.6 million from operating income of $25,000 for the quarter ended March 30, 2002.  Operating income (loss) decreased as a percentage of net sales from 0.2% for the quarter ended March 30, 2002 to (7.3%) for the quarter ended March 29, 2003, due to the factors discussed above.

Interest expense.  Interest expense was $3.1 million in the quarter ended March 29, 2003, an increase of $0.2 million, or 6.9%, from interest expense of $2.9 million in the quarter ended March 30, 2002.  Interest expense increased as a percentage of net sales from 28.6% in the quarter ended March 30, 2002 to 37.1% in the comparable 2003 period.  The increase in dollars was a result of higher outstanding borrowings and higher interest rates on our term debt and revolving line of credit, partially offset by the amortization of deferred loan costs due to the acceleration of the loan maturity date and the amendment fees payable to Bankers Trust that were recorded in the quarter ended March 30, 2002.

Income taxes.  Income taxes for both the quarters ended March 29, 2003 and March 30, 2002 were zero.  Losses generated in these quarters do not have a carryback benefit and thus have not been recognized because future realization is uncertain.

Net loss. Net loss was $3.7 million in the quarter ended March 29, 2003, an increased loss of $0.9 million, or 32.1%, from a net loss of $2.8 million for the quarter ended March 30, 2002.  In order to improve operating results, we have undertaken a number of initiatives to increase sales across our multiple product lines.  These include (1) a consolidation of our sales representatives and distributors to market all three of our name brands:  Elgar, Sorensen and Power Ten, (2) an increased emphasis on European and other international sales; (3) the introduction of various new products and product line extensions and (4) continued cost reduction efforts through the reduction of indirect headcount and increasing efficiencies in the manufacturing and procurement processes.

Liquidity and Capital Resources

Uses of Cash

Our principal uses of cash are for debt service requirements, working capital requirements and capital expenditures.  As a holding company with no operations or assets other than our ownership of Elgar’s capital stock, we rely on dividends and other payments from Elgar to generate the funds necessary to meet our obligations, including the semi-annual interest payments of approximately $4.5 million on the Senior Notes.  In turn, Elgar relies on cash flow from operations together with funds available to it under its credit facility, to dividend funds to us.

On February 1, 2003, the Company made an interest payment of approximately $4.5 million to the holders of the Senior Notes.

Sources of Cash

Elgar’s principal sources of capital are cash flow from operations together with funds available to it under its credit facility.  In turn, Elgar dividends funds to enable us to meet our debt service requirements.

On June 26, 2002, the Company, Elgar, as borrower, and Ableco, as agent, entered into a financing agreement (the “Ableco Facility”) that provided Elgar with (a) a $15,000,000 term loan (the “Term Loan”) that bore interest at a reference rate plus 5.50 percentage points, but in no event at a rate less than 10.25%, and (b) a revolving credit facility not to exceed $10,000,000 outstanding at any time (the “Revolver”) that bore interest at a reference rate plus 3.00 percentage points, but in no event at a rate less than 7.75%.  The reference rate means the rate of interest publicly announced by JPMorgan Chase Bank from time to time as its reference rate, base rate or prime rate.  Interest was payable monthly on both the Term Loan and the Revolver.  Borrowings outstanding under the Ableco Facility had a stated maturity date of June 25, 2006.

At March 29, 2003, the outstanding balance on the Revolver was $5.3 million, with $0.8 million of additional borrowing capacity under the Revolver as of that date.

As discussed under “—Recent Developments” above, the Ableco Facility was terminated on April 16, 2003 after it was repaid in full with the proceeds of the Bridge Notes.  After repayment of the Ableco Facility and the payment of fees and expenses related to the Exchange Agreement and the Bridge Notes, Elgar retained approximately $3.2 million of proceeds from the Bridge Notes for cash reserve and working capital purposes.

Upon completion of the transactions contemplated by the Exchange Agreement and based upon current and anticipated levels of operations, as well as additional funds available under the Bridge Notes, we believe that our cash resources will be adequate to meet our anticipated cash requirements for the next 12 months.  No assurance can be given, however, that this will be the case.

Capital Expenditures

The Company’s capital expenditures were $17,000 in the three months ended March 29, 2003, down from $39,000 in the three months ended March 30, 2002.  The Company anticipates that capital expenditures through the end of the fiscal year will be $600,000.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have had only limited involvement in derivative financial instruments in the past.  We do not hold or issue derivative financial instruments for trading purposes.

At March 29, 2003, $20,300,000 of outstanding borrowings under the Ableco Facility, including letters of credit, was at variable interest rates.  We are subject to market risk resulting from interest rate fluctuations with respect to our variable-rate borrowings.  Based on our outstanding variable-rate borrowings at March 29, 2003, a one percentage point increase in interest rates would be expected to have an estimated impact on net loss and cash flows for the next year of approximately $203,000 for the variable-rate debt.

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

PART II    OTHER INFORMATION

Item 6 .  Exhibits and Reports on Form 8-K

(a)                    Exhibits.

10.1                                                   Exchange Agreement, dated as of April 16, 2003, by and among Elgar Holdings, Inc., J.F. Lehman Equity Investors I, L.P., Jackson National Life Insurance Company, Old Hickory Fund I, L.L.C., Indosuez Electronics Partners, OCM/GFI Power Opportunities Fund, L.P. and OCM Principal Opportunities Fund II, L.P.

10.2                                                   Loan Agreement, dated as of April 16, 2003, by and among Elgar Electronics Corporation, Elgar Holdings, Inc., OCM/GFI Power Opportunities Fund, L.P., OCM Principal Opportunities Fund II, L.P., and U.S. Bank National Association

10.3                                                   Amendment No. 1, dated as of April 15, 2003, to Employment Agreement, dated as of July 17, 2002, among Elgar Holdings, Inc., Elgar Electronics Corporation and Joseph Budano

10.4                                                   Amendment No. 1, dated as of April 15, 2003, to Employment Agreement, dated as of December 30, 2002 but effective as of September 16, 2002, among Elgar Holdings, Inc., Elgar Electronics Corporation and John P. Mei

10.5                                                   Restructuring Bonus Agreement, dated as of March 31, 2003, by and between Elgar Holdings, Inc. and Joseph Budano

10.6                                                   Restructuring Bonus Agreement, dated as of March 31, 2003, by and between Elgar Holdings, Inc. and John Mei

(b)                   The Company did not file any Current Reports on Form 8-K during the quarter ended March 29, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELGAR HOLDINGS, INC.

Dated: May 13, 2003	By:	/s/ John P. Mei
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

Date: May 13, 2003

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

Date: May 13, 2003

/s/ John P. Mei
John P. Mei
Chief Financial Officer